Form 10QSB
period 2000-09-30
MEDIA COMMUNICATIONS GROUP INC
filed 2000-12-07
CIK 1065581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

                        Commission File Number 001-15977

                        MEDIA COMMUNICATIONS GROUP, INC.
        (Exact name of registrant as specified in its corporate charter)


            Delaware                                   621405229
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                  3152 Parkway, Suite 5 Pigeon Forge, TN 37863
                    (Address of principal executive offices)

                                (865) 428 - 8833
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X   Yes      No
                                ---       ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                Outstanding as of November 30, 2000
           -----                -----------------------------------
         Common Stock                       54,286,664

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets
     Cash                                                 $            -
                                                          --------------
     Total Assets                                         $            -
                                                          ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                     $          4,237
                                                          ----------------
         Total Current Liabilities                                   4,237
                                                          ----------------

Stockholders' Equity (Deficit)
     Common stock, $.001 par value
         100,000,000 shares authorized,
         and 54,286,664 shares issued and
         outstanding at September 30, 2000                          54,287
     Additional paid in capital                                     44,388
     Deficit accumulated during the
         development stage                                        (102,912)
                                                          ----------------
         Net Stockholders' Equity (Deficit)                         (4,237)
                                                          ----------------
     Total Liabilities and Stockholders'
         Equity (Deficit)                                 $              -
                                                          ================



        See the accompanying notes to the condensed financial statements.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                                        Inception
                                         Three Months ended                Nine Months ended              Through
                                              Sept. 30                          Sept. 30,                Sept. 30,
                                      --------------------------      ---------------------------      -----------
                                        2000             1999            2000             1999             2000
                                      ---------       ----------      ----------       ----------      -----------
Expenses:
      Professional Services           $        413    $       --      $     16,286    $      2,924    $    102,701
      Other general and admin-
           istrative expenses                   22              24              71              72             211
                                      ------------    ------------    ------------    ------------    ------------
                                               435              24          16,357           2,996         102,912
                                      ------------    ------------    ------------    ------------    ------------

      Net (Loss)                              (435)            (24)        (16,357)         (2,996)       (102,912)

Other Comprehensive Income

      (Loss)                                  --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------

           Comprehensive (Loss)       $       (435)   $        (24)   $    (16,357)   $     (2,996)   $   (102,912)
                                      ============    ============    ============    ============    ============



Net Loss per Share                    $     (0.000)   $     (0.000)   $     (0.000)   $     (0.001)   $     (0.022)
                                      ============    ============    ============    ============    ============

Weighted average shares
      outstanding                       54,286,664       2,386,664      54,286,664       2,386,664       4,662,084
                                      ============    ============    ============    ============    ============



        See the accompanying notes to the condensed financial statements.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                   Nine Months ended                 Inception
                                                                                        Sept.  30,                    Through
                                                                          -----------------------------------         Sept. 30,
                                                                                  2000              1999                2000
                                                                              ------------       ------------       ------------

Cash Flows from/(for) Operating Activities:
      Net income (loss)                                                   $          (16,357)  $         (2,996)   $      (102,912)
                                                                          ------------------   ----------------    ---------------
      Adjustments to reconcile net loss to net cash used
         by operating activities:
              Increase (Decrease) in accounts payable                                  4,237                  -              4,237
              Increase in due to stockholders                                              -              2,950                  -
              Stock issued for professional services rendered                              -                  -             56,200
                                                                          ------------------   ----------------    ---------------
                      Net Adjustments                                                  4,237              2,950             60,437
                                                                          ------------------   ----------------    ---------------
                      Net Cash (Used) by Operating
                         Activities                                                  (12,120)               (46)           (42,475)
                                                                          ------------------   ----------------    ---------------

Cash Flows From Financing Activities:
      Proceeds from sales of stock                                                         -                  -             42,475
                                                                          ------------------   ----------------    ---------------
                      Net Cash Provided by Financing
                         Activities                                                        -                  -             42,475
                                                                          ------------------   ----------------    ---------------

Net increase (decrease) in cash                                                      (12,120)               (46)                 -

Cash at beginning of year                                                             12,120                 91                  -
                                                                          ------------------   ----------------    ---------------

Cash at end of period                                                     $                -   $             45    $             -
                                                                          ==================   ================    ===============

SUPPLEMENTAL DISCLOSURES

Amount paid for interest                                                  $                -   $              -    $             -
                                                                          ==================   ================    ===============

Amount paid for income taxes                                              $                -   $              -    $             -
                                                                          ==================   ================    ===============


        See the accompanying notes to the condensed financial statements.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Interim financial statements

      In the opinion of management, the accompanying unaudited condensed financial statements of Media Communications Group, Inc. reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of September 30, 2000, and their results of operations for the nine and three months ended September 30, 2000 and 1999, and inception to September 30, 2000, and cash flows for the nine months ended September 30, 2000 and 1999, and inception to September 30, 2000. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements, notes to financial statements and the other information in the Annual Report on Form 10-SB for the year ended December 31, 1999 (the "10-SB") previously filed by Media Communications Group, Inc. with the SEC.

      The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Business

      Media Communications Group, Inc. (the "Company") a Delaware corporation located in Nashville, Tennessee, was incorporated on September 9, 1989. The Company was organized as a multimedia communications, production and distribution company, offering audio, video, and print publication products in the music and education markets.

      The Company has been in the development stage since its formation. It is primarily engaged in financial planning, raising capital, and developing its planned business activities.

Risks and Uncertainties

      The Company has not generated significant revenue since its inception, and has funded its operations primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, that the funding will be obtained on terms favorable to or affordable by the Company. The Company's management is exploring several funding options and expects to raise additional capital through private placements to continue to develop the Company's operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION - Continued

      In addition, the Company has suffered recurring losses since its inception, and at September 30, 2000, has an accumulated deficit of $102,912.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

 Concentrations of Credit Risk

      The Company maintains cash balances at one bank located in Hendersonville, Tennessee. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances, at times, may exceed federally insured limits.

Fair Value of Financial Instruments

         Effective December 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"). The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION - Continued

Income Taxes

      In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11, to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted SFAS No. 109 effective January 1, 1993.

Net Loss per Share

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company adopted SFAS No. 128 effective December 30, 1997.

      Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

      Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock, and warrants, basic and diluted earnings per share are the same.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION - Continued

New Accounting Standards

      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain
(loss) on certain marketable securities. During the periods presented, the Company had no additional components that were not a part of net income (loss), therefore, comprehensive income and net income are the same amount.

      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. However, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's financial statements.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

         Media Communications Group, Inc. is a development phase company. The Company is a multi faceted company in that its business consists of the production, marketing, distribution and offering of audio, video and print publication products in the music, entertainment and education marketplaces.

         The Company is in the process of completing development of its two corporate websites www.mediawebcentral.com and www.getmusicmedia.com. These websites will serve as the Company's medium for distribution of its products and services via the Internet.

         In November 2000, the company acquired 1,000 units of the "Platinum & Gold all Top Hits(TM)" music collection from a surplus close-out and began a marketing and distribution campaign for the "Platinum & Gold all Top Hits(TM)" music collection. The "Platinum & Gold all Top Hits(TM)" collection is an eight volume collection of favorite music hits from various artists throughout the years.

         Initially these units will be sold via traditional retail stores as well as on the Company's two websites. Management is presently contemplating other possible ways to advertise the product, including tabloid newspapers, magazines and TV and Radio Infomercials.

         The Company does not have sufficient funding to meet its anticipated cash needs. The current officers and directors are presently contemplating various funding sources to fund the costs of operating the Company, but no decision has yet been made in this regard. There is no assurance that the Company will be able to successfully generate sufficient cash flows through the marketing and selling of its product to fund continuing operations or that, the Company will be successful in raising additional funding.

     At the November 15, 2000 Meeting of the Board of Directors, both the President and Secretary of the Company resigned as

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)

Officers and Directors of the Company and Jonathan Landers a principle shareholder in the Company was elected President, secretary and Director. Landers is the beneficial owner of 4,550,000 shares or 8.4% of the issued and outstanding common stock of the Company. At this point, the newly appointed Officer and Director continued development and implementation of the Company's Business Plan with the acquisition of 1,000 units of the "Platinum & Gold all Top Hits(TM)" music collection.

Forward-Looking Statements

         When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None

Item 3.  Defaults Upon Senior Securities.

     None.

                        MEDIA COMMUNICATIONS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
             AND INCEPTION (SEPTEMBER 9, 1989) TO SEPTEMBER 30, 2000
                                   (Unaudited)


Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

         The Company is filing this report as a preliminary measure primarily to inform shareholders of the change in control that has occurred.

Change in Control of Registrant.

     On November 15, 2000, Cliff Fryar ("FRYAR") the President, Director and shareholder as well as Dottie Snow ("SNOW") the Secretary and Director resigned and Jonathan Landers was elected Sole officer and Director. Both Fryar and Snow have served as Officers and Directors of the Company since September 1989 and office terms were to expire on December 31, 2000. The Company also relocated its corporate offices to 3152 Parkway Suite 5, Pigeon Forge, TN 37863.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - None

     (b) Reports on Form 8-K - None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Communication Group, Inc.


By:   /s/ Jonathan Landers
    ----------------------------------
    Jonathan Landers, Pres. & Director
Date:  November 30, 2000