Form 10KSB
period 2000-12-31
MEDIA COMMUNICATIONS GROUP INC
filed 2001-04-17
CIK 1065581

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                      Commission File Number 001-15977

                      Media Communications Group, Inc.
          (Exact name of Issuer as stated in its corporate charter)

            Delaware                                     13-4051167
    (State of Incorporation)                     (IRS Taxpayer I.D. Number)

                 3152 Parkway, Suite 5 Pigeon Forge, TN 37863
                   (Address of principal executive offices)

Issuer's Telephone Number: (865) 428 - 8833

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of common stock, par value $.001; not yet registered on any exchange.

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes: x No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x

State Issuer's revenues for its most recent fiscal year:  $0

As of April 9, 2001, the aggregate market value of shares held by non-affiliates was approximately $2,486,833 based upon the closing bid price of $0.05 per share.
(NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the bid price at April 9, 2001.)

The number of shares of Common Stock, $0.001 par value, issued and outstanding on December 31, 2000, was 54,286,664 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                            Table of Contents

                      Media Communications Group, Inc.
                                 10-KSB

PART I                                                    1
Item 1                                                    1
Item 2                                                    3
Item 3                                                    3
Item 4                                                    3
Part II                                                   3
Item 5                                                    3
Item 6                                                    4
Item 7                                                    6
Item 8                                                   17
Part III                                                 17
Item 9                                                   17
Item 10                                                  17
Item 11                                                  17
Item 12                                                  18
Item 13                                                  18

                               PART I


Item 1.    Business Development.
-------------------------------

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

Specifically the Company's business is concentrated in the following areas:

     1. Production and Syndication. Production of quality radio advertising, television shows, infomercials as well as various musical, educational and entertainment materials.

     2. Publishing. Publishers of all types of family magazines, books and music.

     3. Recording. Continued development of our record label to establish our Company as a major independent niche multi-label record company targeting Country, Gospel, R&B, and POP music artists.

     4. Marketing and Distribution. Creating demand for products via Radio, Television, Traditional Print, Press exposure and Internet exposure. Implementation of our distribution system utilizing a variety of distributors regionally, nationally and internationally to create product availability in traditional "brick and mortar" retail stores as well as distribution via large online retail stores, specialized online stores and other independent online retailers.


Plan of Operation
-----------------

      Media Communications Group, Inc. is a development phase company. The Company is a multi faceted company in that its business consists of the production, marketing, distribution and offering of audio, video and print publication products in the music, entertainment and education marketplaces.

      The Company is in the process of completing development of its two corporate websites www.mediawebcentral.com and www.getmusicmedia.com. These
                                               ---------------------
websites will serve as the Company's medium for distribution of its products and services via the Internet.

      In November 2000, the company acquired 1,000 units of the "Platinum & Gold all Top Hits " music collection from a surplus close-out and began a marketing and distribution campaign for the "Platinum & Gold all Top Hits " music collection. The "Platinum & Gold all Top Hits " collection is an eight volume collection of favorite music hits from various artists throughout the years.

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

      At the November 15, 2000 Meeting of the Board of Directors, both the President and Secretary of the Company resigned as Officers and Directors of the Company and Jonathan Landers a principle shareholder in the Company was elected President, secretary and Director. Landers is the beneficial owner of 4,550,000 shares or 8.4% of the issued and outstanding common stock of the Company. At this point, the newly appointed Officer and Director continued development and implementation of the Company's Business Plan with the acquisition of 1,000 units of the "Platinum & Gold all Top Hits " music collection.

      The Company's core target markets for these units will be retail stores, flea market vendors, auction houses and other bulk purchasers The Company's management is developing and refining the processes and procedures to acquire the targeted merchandise and distribution agreements at a low cost. Adding staff and additional geographic markets can increase the projected rate. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large merchandise and customer base in markets that are currently very active.

Forward-Looking Statements

      When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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


Item 2.    Properties.
---------------------

      The Company owns no properties and uses as its address the office of its President without charge, including the use of certain office facilities such as fax and telephone.


Item 3.    Legal Proceedings.
----------------------------

      No legal proceedings have been commenced or contemplated by the Company, and no notice of any legal proceedings involving the Company has been received as of the date of the Report.


Item 4.    Submission of Matters to a Vote of the Security Holders.
------------------------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the period covered by this Report.


                                  PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
------------------------------------------------------------------------
Matters.
-------

      (a) The Company has issued only one class of common equity securities, its common stock, par value $.001 per share. The Company's Common stock cleared its request for an unpriced quotation on the National Quotation Bureau pink sheets on January 29, 1999. On November 1, 2000, the Company's Common Stock was cleared for trading on the OTC BB. The Company's trading symbol is "MCGI". There currently is a bid price of $0.05 and no posted ask price for the securities quoted on the OTC BB. None of the Company's Common stock is subject to outstanding options or warrants to purchase shares of the Company. There is no established public trading market for the securities of the Company.

Period     high bid     low bid      volume
---------------------------------------------
1st 2000       0           0             0
2nd 2000       0           0             0
3rd 2000       0           0             0
4th 2000       0           0             0

      (b) As of December 31, 2000, the Company had 132 holders of its common stock,

      (c) No dividends were declared and none are anticipated in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

      The Company's business activities are in a highly competitive field. In addition to competing with individuals in the Company's field, with high level of expertise greatly exceeding management's abilities, the Company will be competing with numerous other entities, most of which are large, well established companies with greater assets and financial reserves than the Company possesses. Consequently, we will be at a competitive disadvantage in identifying possible Merger and acquisition candidates and successfully completing a Merger or acquisition.

The Company is, and will continue to be an insignificant factor in the current competitive strata of the marketing industry.

We have no patents, trademarks, licenses, concessions, franchises, royalty agreements, or labor contracts.

      Media Communications Group is in negotiations with Royal Monarch Media Inc. to publish its magazine The Church Connection, which is a quarterly music trade magazine to the major churches in the United States. Readership of this magazine is approximately 125,000.

      Additionally we are pursuing marketing and distribution contract with Vanoke Publishing Co., which is part of BMI Music Publishing Co. Vanoke, owns various recording labels and manages several artists.

      The Company is also nearing completion development of its two corporate websites www.mediawebcentral.com and www.getmusicmedia.com. These websites will serve as the Company's medium for distribution of its products and services via the Internet. Initially viewer traffic will be directed to our sites via traditional banner advertisements on larger more established websites related to music and entertainment. We are also pursuing partnership/affiliate programs with some of these sites to co-distribute products and services.

      The Company has no material commitments for capital expenditures. If cash flow permits, however, the Company plans to enhance its system capabilities to more efficiently and effectively provide its services.

      The Company believes that it will need additional financing to meet is operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion.

      The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2001 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or postpone planned expansion, or possibly scale back operations. The Company does not have any lines of credit.







The remainder of this page intentionally left blank.

Item 7.    Financial Statements and Supplementary Data.
------------------------------------------------------






                        MEDIA COMMUNICATIONS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         AUDITED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS
           Balance Sheets                                                      2
           Statements of Operations                                            3
           Statements of Cash Flows                                            4
           Statements of Stockholders' Equity (Deficit)                        5
           Notes to Financial Statements                                     6-9

                      Albright, Persing & Associates, Ltd.

                          CERTIFIED PUBLIC ACCOUNTANTS
                          1025 Ridgeview Dr., Suite 300
                                Reno, Nevada 89509


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders and Board of Directors
Media Communications Group, Inc.

      We have audited the accompanying balance sheets of Media Communications Group, Inc. (a development stage company) as of December 31, 2000, and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception (September 9, 1989) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Communications Group, Inc. as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years then ended and for the period from inception (September 9, 1989) to December 31, 2000 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Albright, Persing & Associates, Ltd.

Reno, Nevada
April 12, 2001

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                              DECEMBER 31, 2000 AND 1999
                           (See Independent Auditors' Report)



                                         ASSETS


                                                    December 31,   December 31,
                                                        2000           1999
                                                    ------------   ------------
Current Assets
    Cash                                           $      -         $    12,120
    Prepaid expenses                                       578             -
                                                   -----------      -----------
    Total Assets                                   $       578      $    12,120
                                                   ===========      ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accrued interest payable                       $        77      $      -
    Note payable stockholder                             7,300             -
                                                   -----------      -----------
        Total Current Liabilities                        7,377             -
                                                   -----------      -----------


Stockholders' Equity (Deficit)
   Common stock, $.001 par value
      authorized 100,000,000 shares,
      issued and outstanding 54,236,664
      shares at December 31, 2000 and 1999              54,237           54,237
   Additional paid in capital                           44,438           44,438
   Deficit accumulated during the
      development stage                               (105,474)         (86,555)
                                                   -----------      -----------
      Net Stockholders' Equity (Deficit)                (6,799)          12,120
                                                   -----------      -----------
   Total Liabilities and Stockholders'
      Equity (Deficit)                             $       578      $    12,120
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS
                      FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999
                 AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000
                            (See Independent Auditors' Report)


                                                                     Inception
                                            Years Ended               Through
                                            December 31,            December 31,
                                       -------------------------
                                              2000          1999        2000
                                       -----------------------------------------

Revenues                               $      -       $      -      $      -
                                       -----------    -----------   -----------

Expenses:

Professional Services                  $    18,772    $    17,875   $   105,187
   Other general and administrative
       expenses                                147             96           287
                                       -----------    -----------   -----------
                                            18,919         17,971       105,474
                                       -----------    -----------   -----------

         Net (Loss)                        (18,919)       (17,971)     (105,474)

Other Comprehensive Income (Loss)             -              -             -
                                       -----------    -----------   -----------


         Comprehensive (Loss)          $   (18,919)   $   (17,971)  $  (105,474)
                                       ===========    ===========   ===========


Net Loss per Share                     $    (.0003)   $    (.0060)  $    (.0183)
                                       ===========    ===========   ===========

Weighted average
   shares outstanding                   54,236,664      3,018,856     5,769,858
                                       ===========    ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                              MEDIA COMMUNICATIONS GROUP, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                     FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999
                  AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000
                            (See Independent Auditors' Report)

                                                                                                  Inception
                                                          Years Ended                              Through
                                                          December 31,                           December 31,
                                                 -----------------------------------------
                                                             2000                 1999              2000
                                                 -----------------------------------------------------------------
Cash Flows from/(for) Operating Activities:
   Net income (loss)                             $      (18,919)        $      (17,971)      $     (105,474)
                                                 --------------         --------------       --------------
   Adjustments to reconcile net loss to
     net cash used by operating
     activities:
        (Increase) in prepaid expenses                     (578)                  -                    (578)
        Increase (Decrease) in
          accounts payable                                 -                   (21,900)                -
        Increase in accrued liabilities                      77                   -                      77
        Stock issued for professional
          services rendered                                -                    29,000               58,225
                                                 --------------         --------------       --------------
            Net Adjustments                                (501)                 7,100               57,724
                                                 --------------         --------------       --------------

            Net Cash (Used) by
              Operating Activities                      (19,420)               (10,871)             (47,750)
                                                 --------------         --------------       --------------

Cash Flows From Financing Activities:
   Proceeds from debt                                     7,300                   -                   7,300
   Proceeds from sales of stock                            -                    22,900               40,450
                                                 --------------         --------------       --------------

            Net Cash Provided by
             Financing Activities                         7,300                 22,900               47,750
                                                 --------------         --------------       --------------

Net increase (decrease) in cash                         (12,120)                12,029                 -

Cash at beginning of year                                12,120                     91                 -
                                                 --------------         --------------       --------------

Cash at end of period                            $         -            $       12,120       $         -
                                                 ==============         ==============       ==============

SUPPLEMENTAL DISCLOSURES
------------------------

Amount paid for interest                         $         -            $         -          $         -
                                                 ==============         ==============       ==============

Amount paid for income taxes                     $         -            $         -          $         -
                                                 ==============         ==============       ==============

  The accompanying notes are an integral part of these financial statements.

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999
                AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000
                         (See Independent Auditors' Report)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                  Additional       During the
                                                          Common Stock             Paid-in         Development
                                                  ------------------------
                                                  Shares            Amount         Capital             Stage            Total
                                              ----------    --------------    --------------      -------------      -----------
Issuance of shares of common stock during
   1989, for professional services
   rendered at $.25 per share                      8,100       $          8    $      2,017       $        -       $      2,025
Issuance of shares of common stock for
   cash on October 27, 1989 at $.25
   per share                                       1,200                  1             299                -                300
Net loss for 1989                                   -                  -               -                 (2,325)         (2,325)
                                              ----------       ------------    ------------       -------------    ------------

Balance, December 31, 1989                         9,300                  9           2,316              (2,325)           -

Issuance of shares of common stock during
   1995, for professional services
   rendered at $.01 to $.10 per share          2,220,000              2,220          24,980                -             27,200

Issuance of shares of common stock for
   cash on November 25, 1995 at $.01
   per share                                      40,000                 40             360                -                400

Net loss for 1995                                   -                  -               -                (27,600)        (27,600)
                                              ----------       ------------    ------------       -------------    ------------

Balance, December 31, 1995                     2,269,300              2,269          27,656             (29,925)           -

Issuance of shares of common stock for cash
   on July 28, 1998 at $.25 per share             67,364                 68          16,782                -             16,850

Net loss for 1998                                   -                  -               -                (38,659)        (38,659)
                                              ----------       ------------    ------------       -------------    ------------

Balance, December 31, 1998                     2,336,664              2,337          44,438             (68,584)        (21,809)

Issuance of shares of common stock during
   1999, for professional services
   rendered at $.001 per share                29,000,000             29,000            -                   -             29,000

Issuance of shares of common stock for cash
   on December 31, 1999, at $.001 per
   share                                      22,900,000             22,900            -                   -             22,900

Net loss for 1999                                   -                  -               -                (17,971)        (17,971)
                                              ----------       ------------    ------------       -------------    ------------
Balance, December 31, 1999                    54,236,664             54,237          44,438             (86,555)         12,120

Net loss for 2000                                   -                  -               -                (18,919)        (18,919)
                                              ----------       ------------    ------------       -------------    ------------

Balance, December 31, 2000                    54,236,664       $     54,237    $     44,438       $    (105,474)   $     (6,799)
                                              ==========       ============    ============       =============    ============

  The accompanying notes are an integral part of these financial statements.

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999
                 AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

Business

      Media Communications Group, Inc. (the "Company") a Delaware corporation located in Nashville, Tennessee, was incorporated on September 9, 1989. The Company was organized as a multimedia communications, production and distribution company, offering audio, video, and print publication products in the music and education markets.

      The Company has been in the development stage since its formation. It is primarily engaged in financial planning, raising capital, and developing its
                  --
planned business activities.

Risks and Uncertainties

      The Company has not generated significant revenue during since its inception and has funded its operations primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, that the funding will be obtained on terms favorable to or affordable by the Company. The Company's management is exploring several funding options and expects to raise additional capital through private placements to continue to develop the Company's operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

      In addition, the Company has suffered recurring losses since its inception, and at December 31, 2000, has an accumulated deficit of $105,474.

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

Concentrations of Credit Risk

      The Company maintained cash balances at one bank located in Hendersonville, Tennessee. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances, at times, may have exceeded federally insured limits.

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999
                 AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY -
-------------------------------------------------------------------------
Continued

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

Net Loss per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company adopted SFAS No. 128 effective December 30, 1997.

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

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999
                 AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY -
-------------------------------------------------------------------------
Continued


New Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain
(loss) on certain marketable securities. During the periods presented, the Company had no additional components that were not a part of net income (loss), therefore, comprehensive income and net income are the same amount.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. However, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's financial statements.


NOTE 2 - INCOME TAXES
---------------------

      As discussed in Note 1, the Company adopted SFAS No. 109 effective January 1, 1993. One of the provisions of SFAS 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2000 and 1999, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                              2000        1999   From Inception
                                         ---------   ---------   --------------

      Net operating loss carryforwards   $   2,838   $   2,696   $  15,821
      Less: valuation allowance             (2,838)     (2,696)    (15,821)
                                         ---------   ---------   ---------
                                         $    -      $    -      $    -
                                         =========   =========   =========

                            MEDIA COMMUNICATIONS GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999
                 AND INCEPTION (SEPTEMBER 9, 1989) TO DECEMBER 31, 2000


NOTE 2 - INCOME TAXES - Continued
---------------------

      As of December 31, 2000, the Company has net operating loss carryforwards of approximately $105,474 for Federal income tax return purposes, which expire through 2015. The future tax benefits are dependent upon the Company's ability to generate future earnings.

      In addition, the Company has not filed any income tax returns since its inception. As such, it is unclear whether expenses for services rendered in exchange for common stock could be deducted under current federal tax law. Assuming the providers of such services included the fair value of their services in income on their personal tax returns, the Company should be able to deduct such losses. However, due to the uncertainty of this inclusion, coupled with the judgment involving the realizability of any net operating loss carryforward due to the lack of revenues by the Company, a deferred income tax valuation allowance has been recorded for the full amount of the deferred tax asset attributable to the net operating loss carryforward.


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Consulting and Other Services

      The Company has no employees and at times may pay stockholders for general or consulting assistance. During the year ended December 31, 2000, the Company paid $9,050 to David Mead, a minority stockholder, for consulting services. During the year ended December 31, 1999 the Company incurred $17,875 in related party professional services with minority stockholders. Those services were paid with $10,775 in cash and $7,100 with the issuance of common stock. Cash was paid to David Mead and Dana Benbow in the amount of $6,975 and $3,800, respectively. Stock was issued to Kelli Emery and Omniquest Corp. in the amount of $3,800 (3,800,000 shares) and $3,300 (3,300,000 shares), respectively.

Note Payable

      The Company has a note payable dated November 29, 2000 to Marc Radin, a minority stockholder, for $7,300. The term of the note is for six months and is payable in full with all accrued interest on or before May 29, 2001. The loan bears an interest rate of 12% per annum. Interest expense of $77 was incurred and payable as of December 31, 2000.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

      There have been no disagreements with accountants on any accounting or financial disclosure matter.

                                  PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
-------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

      At the November 15, 2000 Meeting of the Board of Directors, both the President and Secretary of the Company resigned as Officers and Directors of the Company and Jonathan Landers a principle shareholder in the Company was elected President, Secretary and Director and is expected to continue to serve until the next annual meeting of shareholders and until his successors have been elected and have been qualified.


Item 10.   Executive Compensation.
---------------------------------

      (a) Officers and Directors of the Company received No compensation for the year 2000.

      (b) The Company has no employment agreement with its officer, who is expected to continue to devote a portion of her time to the Company's affairs.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

      Shown in the following table are those individuals known to the Company to be the beneficial owners of more than five percent of any class of its voting securities, consisting of shares of common stock, par value $.001 per share. Also shown are the number of shares beneficially owned by the Company's directors, and by the officers and directors as a group.

The following tabulates holdings of our shares of common stock by each person who, as of December 31, 2000, holds of record or is known by management to own beneficially more than 5% of the Common Shares and, in addition, by all Directors and officers of the Company individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners and Management
--------------------------------------------------------------------------------
Title of Class   Name & Address            Amount         Nature        Percent

--------------------------------------------------------------------------------
Common           Questco                  4,550,000       Direct         8.4%
                 Route 1 Box 58
                 Idabel, OK 74745
--------------------------------------------------------------------------------
Common           Pillars of Fire          3,750,000       Direct         6.9%
                 PO Box 148
                 Broken Bow, OK 74728
--------------------------------------------------------------------------------

Landers is sole officer of Questco and therefore the beneficial owner of 4,550,000 shares or 8.4% of the issued and outstanding common stock of the Company.

Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.


Item 12.   Certain Relationships and Related Transactions.
---------------------------------------------------------

      During the period covered by the Report, the Company was not a party to any transaction with its officers, directors, principal securityholders or the affiliates of any of such persons.


Item 13.   Exhibits, Lists and Reports on Form 8-K.
--------------------------------------------------

      (a) Filed herewith are an audited balance sheet and footnotes as of December 31, 2000 and related statements of income and expenses, cash flows and accumulated deficit for the years ended December 31, 1999 and 1998.

      (b) Reports on Form 8-K.

           None filed during the period covered by the Annual Report.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Communications Group, Inc.

By: /s/    Jonathan Landers       .
   -------------------------------
Jonathan Landers, Pres. & Director
Dated: Pigeon Forge, TN
       April 16, 2001

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/    Jonathan Landers       .
   -------------------------------
Jonathan Landers, Pres. & Director
Dated: Pigeon Forge, TN
       April 16, 2001

SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports.
Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof; will be furnished to the Commission when available.