Form 10QSB
period 2001-03-31
MEDIA COMMUNICATIONS GROUP INC
filed 2001-05-21
CIK 1065581

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


                  FORM 10-QSB


        Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31,2001

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

                 x   Yes              No
                -----            -----

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class         Outstanding as of March 31, 2001
       -----         --------------------------------
  Common Stock             54,286,664

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   MEDIA COMMUNICATIONS GROUP, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001

                   MEDIA COMMUNICATIONS GROUP, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEET
                          MARCH 31, 2001
                            (Unaudited)




                              ASSETS

                                              March 31,     December 31,
                                                2001           2000
                                             (Unaudited)     (Audited)
                                             -----------     ---------

Current Assets
   Prepaid Expenses                           $      578    $      578
                                              ----------    ----------

   Total Assets                               $      578    $      578
                                              ----------    ----------


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accrued interest payable                   $      370    $       77
   Note payable stockholder                        7,300         7,300
                                              ----------    ----------
      Total Current Liabilities                    7,670         7,377
                                              ----------    ----------


Stockholders' Equity (Deficit)
   Common stock, $.001 par value
      100,000,000 shares authorized,
      and 54,236,664 shares issued and
      outstanding at March 31, 2001
      and December 31, 2000                       54,237        54,237
   Additional paid in capital                     44,438        44,438
   Deficit accumulated during the
      development stage                         (105,767)     (105,474)
                                              ----------    ----------
      Net Stockholders' Equity (Deficit)          (7,092)       (6,799)
                                              ----------    ----------
   Total Liabilities and Stockholders'
      Equity (Deficit)                        $      578    $      578
                                              ==========    ==========


   See the accompanying notes to the condensed financial statements.

                     MEDIA COMMUNICATIONS GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND INCEPTION (SEPTEMBER 9, 1989) TO MARCH 31, 2001
                                 (Unaudited)


                                                                   Inception
                                        Three Months ended          Through
                                              March 31             March 31,
                                        ------------------
                                         2001        2000             2001
                                        ------      ------           ------

Revenues                               $     -     $     -          $     -
                                       ---------   ---------        ---------

Expenses:
  Professional Services                      -         5,911          105,187
  Other general and admin-
    istrative expenses                       293          24              580
                                       ---------   ---------        ---------
                                             293       5,935          105,767
                                       ---------   ---------        ---------

      Net (Loss)                            (293)     (5,935)        (105,767)

Other Comprehensive Income
  (Loss)                                     -           -                -
                                       ---------   ---------        ---------

Comprehensive (Loss)                   $    (293)  $  (5,935)       $(105,767)
                                       ---------   ---------        ---------

Net Loss per Share                     $ (.00001)  $ (.00011)       $ (.01553)
                                       ---------   ---------        ---------

Weighted average shares
outstanding                           54,236,664  54,236,664        6,808,524
                                      ==========  ==========        =========


   See the accompanying notes to the condensed financial statements.

                     MEDIA COMMUNICATIONS GROUP, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
            AND INCEPTION (SEPTEMBER 9, 1989) TO MARCH 31, 2001
                              (Unaudited)


                                                                   Inception
                                        Three Months ended          Through
                                              March 31             March 31,
                                        ------------------
                                         2001        2000             2001
                                        ------      ------           ------

Cash Flows from/(for) Operating
Activities:
Net (loss)                              $   (293)  $  (5,935)       $(105,767)
                                       ---------   ---------        ---------
Adjustments to reconcile
net loss to net cash used
by operating activities:
  (Increase) in prepaid expenses             -        (1,614)            (578)
  Increase in accrued interest payable       293         -                370
  Increase in due to stockholders            -         5,025              -
  Stock issued for professional services
   Rendered                                  -           -             58,225
                                       ---------   ---------        ---------
     Net Adjustments                         293       3,411           58,017
                                       ---------   ---------        ---------

     Net Cash (Used) by Operating
     Activities                              -        (2,524)         (47,750)
                                       ---------   ---------        ---------

Cash Flows From Financing Activities:
Proceeds from sales of stock                 -           -             40,450
Proceeds from debt                           -           -              7,300
                                       ---------   ---------        ---------

  Net Cash Provided by Financing
  Activities                                 -           -             47,750
                                       ---------   ---------        ---------

Net increase (decrease) in cash              -        (2,524)             -

Cash at beginning of year                    -        12,120              -
                                       ---------   ---------        ---------

Cash at end of period                  $     -     $   9,596        $     -
                                       =========   =========        =========

SUPPLEMENTAL DISCLOSURES
-------------------------
Amount paid for interest               $     -     $     -          $     -
                                       =========   =========        =========

Amount paid for income taxes           $     -     $     -          $     -
                                       =========   =========        =========


    See the accompanying notes to the condensed financial statements.

                        MEDIA COMMUNICATIONS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2001
               AND INCEPTION (SEPTEMBER 9, 1989) TO MARCH 31, 2001
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Interim financial statements

   In the opinion of management, the accompanying unaudited condensed financial statements of Media Communications Group, Inc. reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of March 31, 2001, and their results of operations for the three months ended March 31, 2001 and 2000, and inception to March 31, 2001, and cash flows for the three months ended March 31, 2001 and 2000, and inception to March 31, 2001. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements, notes to financial statements and the other information in the Annual Report on Form 10-SB for the year ended December 31, 2000 (the "10-SB") previously filed by Media Communications Group, Inc. with the SEC.

   The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

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

                        MEDIA COMMUNICATIONS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2001
               AND INCEPTION (SEPTEMBER 9, 1989) TO MARCH 31, 2001
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
--------------------------------------------------------------------------------
PRESENTATION - Continued
------------

   In addition, the Company has suffered recurring losses since its inception, and at March 31, 2001, has an accumulated deficit of $105,767.

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

                        MEDIA COMMUNICATIONS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2001
               AND INCEPTION (SEPTEMBER 9, 1989) TO MARCH 31, 2001
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
--------------------------------------------------------------------------------
PRESENTATION - Continued
------------

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

                        MEDIA COMMUNICATIONS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2001
               AND INCEPTION (SEPTEMBER 9, 1989) TO MARCH 31, 2001
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
--------------------------------------------------------------------------------
PRESENTATION - Continued
------------

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

   In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. However, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company s financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

   Certain statements contained with this report may be deemed
"forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward- looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

     - ability or inability to create and improve operations and become profitable on an annualized basis;
     -   anticipated financial performance;
     - ability to comply with the Company's general working capital requirements;
     - ability to generate sufficient cash flow from operations to fund all costs of operations; and
     - all other statements which are not statements of historical fact.

   While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

     -   general economic conditions;
     - inability to collect in a timely manner a material amount of receivables;
     -   material reduction in revenues;
     -   increased competitive pressures;
     -   management retention and development;
     - the requirement to use internally generated funds for purposes not presently anticipated;
     - the inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;

  The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise

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

   NONE

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits - None

   (b) Reports on Form 8-K - None.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Communications Group, Inc.


By:  /s/ Jonathan Landers
  -------------------------
Jonathan Landers, President, Director
Date: May 21, 2001