Form 10QSB
period 2001-06-30
MEDIA COMMUNICATIONS GROUP INC
filed 2001-08-14
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                        Commission File Number 001-15977

                               FLOOR DECOR, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-4051167
(State or other jurisdiction of                            (IRS Employer
 Incorporation or organization)                         Identification No.)

6001 Powerline Road, Fort Lauderdale, Florida                   33309
   (Address of Principal Executive Offices)                  (Zip Code)

                                  954-351-9833
              (Registrant's telephone number, including area code)

                        Media Communications Group, Inc.
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_          No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                            Outstanding as of
Class                                                        August 2, 2001
----------------------                                      ----------------
Common Stock, Par                                            54,236,664
Value $0.001 per share

                                FLOOR DECOR, INC.
                 Form 10-QSB for the Quarter Ended June 30, 2001

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page
                                                                        ----
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                  (unaudited) as of June 30, 2001 and
                  December 31, 2000...................................... 3

                 Condensed Consolidated Statements of
                  Operations (unaudited) for the three and six
                  months ended June 30, 2001............................. 4

                 Condensed Consolidated Statements of
                  Cash Flows (unaudited) for the six months
                  ended June 30, 2001.....................................5

                 Notes to Condensed Consolidated Financial
                  Statements (unaudited)................................. 6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 10

Part II. OTHER INFORMATION

         Items 1-4. Not applicable....................................... 18

         Item 5.    Other Information.................................... 18

         Item 6.    Exhibits and Reports on Forms 8-K.................... 19

         Signatures...................................................... 20

Part I.     Item 1.

Floor Decor, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

                                                                       June 30,            December 31,
                                                                         2001                  2000
                                                                      (Unaudited)
                                                                  --------------------------------------------
Assets
Current Assets
    Accounts receivable                                                 $    42,904            $    57,769
    Other receivables                                                        16,119                     --
    Inventories                                                             686,111                525,750
    Prepaid expenses                                                         31,042                 13,805
                                                                  --------------------------------------------
         Total current assets                                               776,176                597,324

Property and Equipment, net                                                 123,639                138,024

Deposits and Other Assets                                                    62,272                 95,125
                                                                  --------------------------------------------
         Total assets                                                   $   962,087            $   830,473
                                                                  ============================================

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
    Accounts Payable                                                    $   367,277            $   215,048
    Amounts due stockholders                                              1,210,672                954,986
    Note payable due stockholders                                           259,488                250,000
    Accrued expenses                                                        126,989                 35,115
    Customer deposits                                                       343,291                 40,728
                                                                  --------------------------------------------
         Total current liabilities                                        2,307,717              1,495,877
                                                                  --------------------------------------------

Commitments

Stockholders' Equity (Deficit)
    Common stock, at par value                                               54,237                    100
    Additional paid in capital                                              (58,446)                    --
    Subscription receivable                                                    (622)                    --
    Accumulated deficit                                                  (1,340,799)              (665,504)
                                                                  --------------------------------------------
         Total Stockholders' Equity (Deficit)                            (1,345,630)              (665,404)
                                                                  --------------------------------------------
         Total liabilities and Stockholders'
         Equity (Deficit)                                               $   962,087            $   830,473
                                                                  ============================================

See notes to consolidated financial statements

Floor Decor, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
(Unaudited)

                                                                       Three Months             Six Months
                                                                           Ended                   Ended
                                                                       June 30, 2001           June 30, 2001
                                                                  ------------------------------------------------
Net sales                                                                     $   744,360           $   1,351,501
Cost of goods sold                                                                391,656                 711,609
                                                                  ------------------------------------------------
          Gross profit                                                            352,704                 639,892
                                                                  ------------------------------------------------

Operating expenses
    Selling expense                                                               205,519                 378,341
    General and administrative expense                                            490,821                 871,824
                                                                  ------------------------------------------------
        Total operating expenses                                                  696,340               1,250,165
                                                                  ------------------------------------------------

        Operating loss                                                           (343,636)               (610,273)
                                                                  ------------------------------------------------

    Interest expense                                                              (36,879)                (65,022)
                                                                  ------------------------------------------------
            Net loss before income taxes                                      $  (380,515)            $  (675,295)
    Income taxes                                                                       --                      --
                                                                  ------------------------------------------------
    Net loss                                                                  $  (380,515)            $  (675,295)
                                                                  ================================================

    Basic and diluted net loss per common share                                $   (0.007)             $   (0.012)
                                                                  ================================================

    Weighted average shares outstanding ( Basic
    and diluted)                                                               54,236,664              54,236,664
                                                                  ================================================

See notes to consolidated financial statements

Floor Decor, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2001
(Unaudited)

Cash Flows From Operating Activities
    Net loss                                                                                   $    (675,295)
    Adjustments to reconcile net loss to net cash used in
         Operating activities:
         Depreciation                                                                                 20,312
         Changes in assets and liabilities                                                           379,002
                                                                                         ------------------------
                      Net cash used in operating activities                                         (275,981)
                                                                                         ------------------------
Cash Flows From Investing Activities
    Proceeds from sale of property and equipment                                                       9,653
    Purchase of property and equipment                                                               (15,580)
    Decrease in deposits and other assets                                                             32,853
                                                                                         ------------------------
                      Net cash provided by investing activities                                       26,926
                                                                                         ------------------------
Cash Flows From Financing Activities
    Interest on notes payable                                                                          9,488
    Advances to employees                                                                            (16,119)
    Loans and advances from stockholders                                                             539,041
    Repayments to stockholders                                                                      (283,355)
                                                                                         ------------------------
                      Net cash provided by financing activities                                      249,055
                                                                                         ------------------------
                      Net change in cash                                                                   -
Cash:
    Beginning                                                                                              -
                                                                                         ------------------------
    Ending                                                                                     $           -
                                                                                         ========================
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                                                      $      54,686
                                                                                         ========================
Supplemental Disclosure of Non-cash Investing and
   Financing Activities
     Common stock issued in exchange for subscriptions receivable                              $         622
                                                                                         ========================

See notes to consolidated financial statements

Floor Decor, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.           Basis of Presentation

         The accompanying unaudited financial statements (except for the balance sheet at December 31, 2000, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and its cash flows for the six month period ended June 30, 2001, have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 audited consolidated financial statements.

         The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which were filed as an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on July 24, 2001. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


Note 2.           Related Party Transactions

         Amounts Due Stockholders: The Company owes a stockholder a note in the amount of $819,509 as of June 30, 2001. The note bears interest at 10%, and is due on demand. Interest expense related to this note amounted to $22,300 in the second quarter of 2001 and $44,083 for the six months ended June 30, 2001. Also, as of June 30, 2001 the Company owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. This stockholder owns approximately 28.4% of the outstanding shares of the Company's common stock as of June 30, 2001.

         Also included in amounts due stockholders as of June 30, 2001 the Company owed a total of $310,781, including $7,781 of accrued interest, to stockholders of record of the Company as of June 30, 2001. The various notes that comprise this $310,781 all bear interest at 15% and are due on demand, after May 12, 2002. Interest expense related to these notes amounted to $7,781 for the three months ended and six months ended June 30, 2001. The stockholders that provided the Company with these notes are stockholders of record of the Company as of June 30, 2001, but no one individual owns more than 0.06% of the outstanding shares of the Company's common stock.

         Note Payable to Stockholders: As of June 30, 2001 the Company owed a total of $259,488, including $9,488 of accrued interest, in a note payable to two stockholders of record of the Company as of June 30, 2001 apart from the obligations above. The note bears interest at 10% and is due on demand. Interest expense related to this note amounted to $6,363 in the second quarter of 2001 and $12,561 for the six months ended June 30, 2001. These two stockholders combined owned approximately 0.18% of the outstanding shares of the Company's common stock as of June 30, 2001. These two stockholders became stockholders of the Company on January 1, 2001 and therefore as of December 31, 2000, the note payable, in the amount of $250,000 was classified as a note payable on that balance sheet date. The note payable was disclosed in footnotes to the December 31, 2000 financial statements as a note payable to a third party.

         Other Receivables: As of June 30, 2001 the Company was owed a total of $16,119 from seven employees. The Company from time to time advances nominal amounts of money to its employees for personal reasons. The advances do not bear interest and are due on demand.

Note 3.           Income Tax Matters

         The Company has net operating losses as of June 30, 2001 for federal income tax purposes of approximately $675,000. Any future benefit to be realized from these net operating losses is dependent upon the Company earning sufficient future taxable income during the periods that the carryforwards are available. Due to this uncertainty, the Company has not recognized any deferred tax benefits relating to the net operating loss carryforward and has offset the deferred tax asset with a valuation allowance in the amount of $225,000.

Note 4.           Net Loss per Common Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are excluded from the computation if their effect is antidilutive. Pro forma basic loss per common share was computed using 54,236,664 shares, for both the three-month and six-month periods ending June 30, 2001, the weighted average number of common shares outstanding for both periods. The Company had no common shares reserved for issuance pursuant to convertible or derivative securities outstanding. Therefore basic and diluted loss per common share are equal.

Note 6.           Stockholders' Equity

         From the date of inception, July 3, 2000, through December 31, 2000 Floor Decor had 1,000 shares of common stock authorized and 378 shares issued and outstanding. The Company issued an additional 622 shares of common stock on January 1, 2001 at a cost of $1 per share. The total amount owed for the 622 shares is in subscriptions receivable as of June 30, 2001. As a result of these additional shares being issued the Company had 1,000 shares of common stock authorized and 1,000 shares issued and outstanding prior to the reverse merger (as described below) on May 22, 2001.

         On May 22, 2001, a purchasing group led by A.J. Nassar acquired 21,900,000 shares of the common stock of Media Communications Group, Inc. ("MCGI") to become the owner of approximately 40% of the issued and outstanding common stock of MCGI pursuant to an agreement including the merger of Floor Decor into a newly formed wholly owned subsidiary of the Company. Prior to the acquisition of Floor Decor, MCGI was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. In accounting for the reverse acquisition, the equity of Floor Decor, as the surviving company is recapitalized. Also, upon the closing of the reverse acquisition an obligation to an original MCGI vendor for $4,931 was assumed.

         To recapitalize Floor Decor as a result of the reverse merger with only an exchange of shares, additional paid in capital as of June 30, 2001 includes:

Calculation of Floor Decor additional paid in capital:
   June 30, 2001 common stock of 54,236,664
     At a par value of $0.001                                $   (54,237)

   Common stock of  1,000 shares prior to
     Reverse merger                                                   722

   Vendor Obligation                                               (4,931)
                                                             -------------

Recapitalization to additional paid-in capital               $    (58,446)
                                                             =============


         At a special meeting of stockholders on July 31, 2001, the stockholders of the Company voted in favor of the adoption of the Company's 2001 Employee Stock Option Plan ("The Plan"). The total number of shares of common stock available for grant under the Plan is 8,000,000 shares. As of August 1, 2001, no employees had been granted options under the Plan.

Note 7.           Business Considerations

         Since July 3, 2000, the date of inception of Floor Decor, Inc. the goal of the Company has remained the same; to combine its rollout of new "Big Box" floor covering superstores with an acquisition strategy of the top flooring contractors supplying the homebuilder trade. From July 3, 2000 through December 31, 2000, the Company incurred net losses of approximately $665,000 due to the costs associated with the store openings and the operating costs of new stores without the corresponding revenues. For the second quarter ended June 30, 2001 the losses approximated $381,000 and for the six months ended June 30, 2001, the losses approximated $675,000. The Company had negative cash flows from operating activities of approximately $170,000 for the quarter ended June 30, 2001 and $276,000 for the six months ended June 30, 2001 compared to negative cash flows from operating activities of approximately $955,000 for the inception date of July 3, 2000 through December 31, 2000. Management attributes this improvement in cash flows to the increased sales from the maturation of its "Big Box" superstore.

         The Company's cash flows from operations have improved from December 31, 2000 and management believes that the Company will be able to generate positive net cash flows from new and existing contracts/customers and by continually monitoring, and reducing if necessary, operating costs in 2001. However, the Company experienced an increase in general and administrative expenses in the second quarter of 2001, as anticipated, as a result of the aforementioned reverse merger on May 22, 2001. The Company is seeking sources of new capital to aid the implementation of its new business plan.

Item 2.

                               FLOOR DECOR, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-QSB to conform such statements to actual results or to changes in the Company's expectations.

         The following discussion should be read in conjunction with the Company's financial statements, related notes and the other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

INTRODUCTION

         Floor Decor, Inc. currently operates a "big box superstore" in Fort Lauderdale, Florida and the Company intends on developing a chain of "big box superstores" that offers a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and consumers. The Company's initial store, based in Fort Lauderdale is over 50,000 sq. ft. and stocks an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings. The Company's business strategy is to grow rapidly by acquiring existing dealers that traditionally have only sold to the commercial homebuilder trade. These acquired businesses will be consolidated into Floor Decor's superstore format that also caters to the general public. The Company expects to develop the decorator trade by continuing to offer commissions and other incentives via its professional member program.

         The Company opened its "big box superstore" in Fort Lauderdale, Florida in the fall of 2000 and in May of 2001 completed a reverse merger with Media Communications Group, Inc. Prior to the acquisition of Floor Decor, Media Communications Group was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. Therefore, all references to the historical activities of the Company refer to the historical activities of Floor Decor

         The Company generates revenues from the sales of floor coverings including carpet, area rugs, wood, and laminates. Revenues from the installation of flooring products are recognized when the installation process is complete.

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 2001, the Company had an accumulated deficit of approximately $1,341,000. The limited operating history of the Company makes its future results of operations difficult to predict. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the opening of new "big box superstores" and the assimilation of the strategically acquired existing dealers that traditionally have only sold to the commercial homebuilder trade. These acquired businesses will have to be consolidated into Floor Decor's superstore format that also caters to the general public.

RESULTS OF OPERATIONS

         The Company did not have any operations during the three and six months ended June 30, 2000. All comparisons in this section are to the results of operations for the prior three-month period in 2001.

          As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 2001, the following table sets forth the financial information as a percentage of net sales and as a percent of change when the three months ended June 30, 2001 are compared to the prior three-month period:

                                                   Three Months           Three Months                               Six Months
                                                      Ended                   Ended               Percent               Ended
                                                  June 30, 2001          March 31, 2001          Change *          June 30, 2001
                                               --------------------   ---------------------  -----------------  --------------------
Net sales                                            100.00%                100.00%               22.60%              100.00%
Cost of goods sold                                    52.62%                 52.70%               22.41%               52.65%
                                               --------------------   ---------------------                     --------------------
           Gross profit                               47.38%                 47.30%               22.81%               47.35%
                                               --------------------   ---------------------                     --------------------

Operating expenses
    Selling expense                                   27.61%                 28.46%               18.92%               27.99%
    General and administrative                        65.94%                 62.75%               28.82%               64.51%
    expense
                                               --------------------   ---------------------                     --------------------
       Total operating expense                        93.55%                 91.21%               25.73%               92.50%
                                               --------------------   ---------------------                     --------------------

       Operating loss                                -46.17%                -43.92%               28.88%              -45.16%
                                               --------------------   ---------------------                     --------------------

    Interest expense                                  -4.95%                 -4.64%               31.04%               -4.81%
                                               --------------------   ---------------------                     --------------------
    Net loss before income taxes                     -51.12%                -48.55%               29.08%              -49.97%
    Income taxes                                       0.00%                  0.00%                0.00%                0.00%
                                               --------------------   ---------------------                     --------------------
    Net loss                                         -51.12%                -48.55%               29.08%              -49.97%
                                               ====================   =====================                     ====================


       * Calculated as the percentage of change in the June 30, 2001 operating results as compared to the March 31, 2001 operating results



         Net Sales: The Company's net sales increased by 22.6% to $744,360 in the three months ended June 30, 2001 from $607,141 in the three months ended March 31, 2001. Sales for the six months ended June 30, 2001 were $1,351,501. This quarter over quarter increase in sales was primarily due the improved sales and maturation of the Company's "big box superstore" located in Fort Lauderdale, Florida. This improvement in the Company's "big box superstore" is not only represented by this 22.6% increase in revenue, quarter over quarter, but also by a significant increase in deferred revenue, classified as customer deposits on the Company's balance sheet. Customer deposits increased 89% to $343,000 on June 30, 2001 from $181,000 on March 31, 2001. The Company receives partial deposits on orders from its customers, but does not recognize the revenue on any orders until the installation process is complete.

         Sales in the three and six month periods ended June 30, 2001 and the three-month period ended March 31, 2001 are shown by product category as follows:

                                  Three Months           Three Months                      Six Months
                                     Ended                   Ended                            Ended
                                 June 30, 2001          March 31, 2001                   June 30, 2001
                              --------------------   ---------------------            ---------------------
                                            (in thousands)                               (in thousands)

Carpet                           $      181.6           $      174.4                     $      356.0
Wood                                     56.9                   31.4                             88.3
Laminates                               153.5                   91.4                            244.9
Tile                                     85.2                   63.0                            148.2
Area Rugs                                60.5                   97.3                            157.8
Installation / Labor                    177.6                  127.1                            304.7
Other                                    29.1                   22.5                             51.6
                              --------------------   ---------------------            ---------------------
Total Sales                      $      744.4           $      607.1                     $    1,351.5
                              ====================   =====================            =====================


         Gross Profits: Gross profit increased to $353,000 for the three months ended June 30, 2001 as compared to $287,000 for the three months ended March 31, 2001 and increased as a percentage of net sales to 47.9% in the three months ended June 30, 2001 from 47.3% in the three months ended March 31,2001. Gross profit for the six months ended June 30, 2001 was $640,000 or 47.6% of sales.

         The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for its products, the product mix, material costs and the costs to install its products. In addition, gross profit margins on the Company's different product categories differ. Accordingly, the Company's gross profit can vary from quarter to quarter.

         Sales and Marketing Expenses: Sales and marketing expenses for the three months ended June 30, 2001 were $206,000 as compared to $173,000 for the three months ended March 31, 2001. Sales and marketing expenses were $378,000 for the six months ended June 30, 2001. The increase of approximately 19% from the first quarter this year in sales and marketing expenses to the second quarter was primarily due to the increase in sales of 23% during that same period. The Company expanded its sales staff during the second quarter of 2001 and increased its advertising and promotional activities during the quarter as well. However, the company's increase in sales and marketing expenditures during the quarter did not result in an increase in these expenses as a percentage of sales. Sales and marketing expense, as a percentage of sales, decreased to 27.6% in the second quarter of 2001 from 28.5% in the first quarter of 2001. The

Company intends to continue to expand its sales and marketing efforts as it develops its chain of "big box superstores" in future periods.

         General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2001 were $491,000 as compared to $381,000 for the three months ended March 31, 2001. General and administrative expenses for the six months ended June 30, 2001 were $872,000. The increase in general and administrative expenses in the second quarter from the first quarter of 2001 of $110,000, or 29%, as anticipated, was primarily due to the reverse merger that closed on May 22, 2001. The increase in expenses consisted of primarily fees for accounting, legal, and professional services associated with the reverse merger. The company's increase in general and administrative expenditures during the quarter resulted in an increase in these expenses as a percentage of sales. General and administrative expense, as a percentage of sales, increased to 65.9% in the second quarter of 2001 from 62.6% in the first quarter of 2001. General and administrative expense, as a percentage of sales, for the six months ended June 30, 2001 was from 64.5%. The Company anticipates an increase in its general and administrative expenses in future periods in order to continue to expand its infrastructure, assimilate its acquisitions, and open new "big box superstores". However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenditures decreasing as a percentage of sales in future periods. The Company, as stated in its business plan, intends on acquiring existing dealers that traditionally have only sold to the commercial homebuilder trade to incorporate into the chain of "big box superstores" the Company intends on opening.

         Other Expenses: Other Expenses for the three months ended June 30, 2001 were $37,000 as compared to $28,000 for the three months ended March 31, 2001. Other expenses for the six months ended June 30, 2001 were $65,000. Other expenses consisted of interest expense on loans to stockholders.

         LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 2001, the Company's working capital decreased by $633,000. This decrease was represented by increases in accounts receivable of $15,000, inventory of $160,000, increases in accounts payable of $91,000, and in accrued expenses and other current liabilities of $167,000. These were offset by an increases in prepaid expenses and other current assets of $17,000, and in customer deposits/deferred revenue of $302,000. Also, in the six months ended June 30, 2001 the amounts due stockholders decreased by $41,000 and the Company received $303,000 in notes from other stockholders.

         The Company incurred operating losses in 2000, and in the first six months of 2001, these operating losses caused cash flow from operations to be ($956,000) and ($276,000), respectively. This improvement in cash flow from operations can be attributed to the improved sales and maturation of the Company's "big box superstore" located in Fort Lauderdale, Florida. Not only did revenues improve in the first six months of 2001, but also customer deposits improved as well. Management believes that the Company will be able to generate positive net cash flows from new and existing contracts/customers and by continually monitoring, and reducing if necessary, operating costs in 2001. Although there can be no assurances that the Company will become profitable in the second half of 2001, management believes that cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, if certain negative factors occur as further described below under the heading "Risks Associated With Business Of Company", the Company's liquidity could become strained. The Company currently evaluates and will continue to evaluate acquisitions of businesses, whose products or customers are complementary to the Company's business, as stated in the Company's business plan. In the event that the Company pursues one or more acquisitions, the Company's cash flow from operations may be utilized to finance a portion or all of such acquisitions and additional sources of liquidity such as debt or equity financing may be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

                   RISKS ASSOCIATED WITH BUSINESS OF COMPANY

                  The Company is an early-stage company, which makes it difficult to evaluate its business and prospects. Media Communications Group, Inc. ("MCGI") was founded in 1989 and, thereafter, has only had a limited operating history. It has just acquired the operations of Floor Decor, Inc., on May 22, 2001 by merger into the Company's subsidiary, Media Flooring, Inc. Prior to the acquisition of Floor Decor, MCGI was a "public shell" company, with no significant operations or assets and Floor Decor, which began operations on July 3, 2001, began selling products in September of 2000. This makes the evaluation of its business prospects difficult. There can be no assurance that any of the Company's potential products and services can be successfully developed and expanded. There are risks and uncertainties frequently encountered by retail and wholesale product distribution companies in the early stages of development, particularly those faced by companies in the highly competitive industry. It is expected that the Company's business, operating results and financial condition will be materially adversely affected if revenues do not meet its projections.

         Expanding Market for the Company's Products: The Company's ability to expand will be dependent upon the development of additional "big box" units as well as the acquisition of other flooring companies. Whether, and the manner in which the market for its products and services will grow is uncertain. The market for its products and services may be inhibited for a number of reasons, including: the reluctance of consumers to embrace the products and services offering; alternative competitive models to the Company's products and services; the Company's failure to successfully market its products and services to new customers; and the Company's inability to maintain and strengthen its brand awareness.
     In addition, the Company's business is a cyclical business which could affect inventory levels and cash flow on a cyclical basis. The market for the Company's products relies on the home builder industry and may be affected by the overall economy and changes in consumer spending. Accordingly, the Company may suffer a decrease in sales if there is a significant reduction of home construction or a decrease in consumer spending. In addition, the Company's products require skilled and qualified labor to install the Company's products, therefore further expansion will require the Company being able to retain such skilled personnel in that geographic locale.

         Need for Additional Funds and Risk of Insolvency: The Company's operations may require substantial amounts of cash. The Company will need to raise substantial additional funds to expand its operations. The Company intends to seek additional funding through public or private financings, including equity financings. Adequate funds for these purposes, whether obtained through financial markets, collaborative agreements or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its expansion programs. The Company's future cash requirements will be affected by results of its operation.

     Potential Adverse Effect of Market Change: The market for the Company's products and services is characterized by a high degree of change based in part upon factors in the economy, evolving industry standards and changes in customer demands. The Company's future success will depend in part on its ability to enhance existing products and services, to develop and introduce new product lines and services to meet diverse and evolving customer requirements, and to keep pace with market developments. There can be no assurance that the Company will be successful in introducing and marketing product and service enhancements or that new products will respond to changes in consumer demand, or that the Company will not experience difficulties that could delay or prevent the successful introduction, implementation and marketing of these products and enhancements, or that any new products and services and product and service enhancements the Company may introduce will achieve market acceptance.

     Competition: The flooring industry in general is highly competitive. Barriers to entry into this industry are not significant and there is no unique technology that provides the Company with any competitive advantages. There can be no assurance that competitors will not succeed in developing products and services that are marketed more effectively than the Company's. Many of the Company's potential competitors have substantially greater financial, marketing and human resources than the Company.

     Management of Growth and Dependence on Senior Management and Other Key
Employees: The Company's ability to effectively manage its future growth, if any, will require it to develop, and continue to improve, the Company's operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that the Company will be able to make improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If the Company is unable to manage growth effectively, its business, operating results and financial condition would be materially adversely affected.

     The Company's success depends to a significant extent upon its senior management and certain other key employees of the Company. The loss of the service of senior management or other key employees could have a material adverse effect on the Company. Furthermore, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. In addition, the Company needs to retain skilled installers for its products in all geographic areas in which it does business. Competition for all such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The failure to attract or retain such personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     Limited Sales, Marketing and Distribution Experience: The Company has very limited experience in sales, marketing and distribution, although its key management, Mr. Nassar and Mr. Kenny, have in excess of 45 years of combined experience in the flooring industry. In order to market and sell certain products and services directly, the Company will have to develop a sales force and a marketing group. There can be no assurance that the Company will succeed in doing so.

     The Company has few suppliers: Floor Decor, Inc. began operations on July 3, 2000 and began selling products in September of 2000 and currently has only a limited number of suppliers. Although it anticipates that it will expand its supply base, the Company anticipates that a small number of suppliers will account for a substantial portion of its product availability for the foreseeable future. As a result, the Company's inability to secure additional suppliers or the loss of any one supplier is likely to have a material adverse effect on our business, financial condition or results of operations. In addition, the supply side of the carpet industry has been consolidated into three main suppliers in the U.S. This lack of competition could limit pricing negotiations with such carpet suppliers.

Part II.
                                FLOOR DECOR, INC.
                                OTHER INFORMATION

Item 1.           Legal Proceedings

         Not applicable

Items 2.          Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.           Defaults Upon Senior Securities

         Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.           Other Information

         As previously reported, on May 22, 2001, a purchasing group led by A.J. Nassar acquired 21,900,000 shares of the common stock of the Registrant to become the owner of approximately 40% of the issued and outstanding common stock of Media Communications Group, Inc. ("Company") pursuant to an agreement including the merger of Floor Decor, Inc. ("Floor Decor"), a Florida corporation, into a newly formed wholly owned subsidiary of the Company, Media Flooring, Inc. ("Media Flooring"). The substantial majority of these acquired shares are owned by Mr. Nassar, an affiliated family member, a family limited partnership and Edward Kenny, a long-time business associate of Mr. Nassar.

         The share exchange transaction is accounted for as a reverse acquisition, with Media Flooring being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of Media Flooring as the surviving company, and Floor Decor, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and Media Flooring from the date of the reverse acquisition forward.

         At a special meeting of stockholders on July 31, 2001, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from Media Communications Group, Inc. to Floor Decor, Inc. and the adoption of the Company's 2001 Stock Option Plan.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

            Exhibit 10.1. Building lease for the Company's "bix box superstore" located at 6001 Powerline Road, Fort Lauderdale, FL 33309.

            Exhibit 10.2 Building lease at 7104 South Military Trail, Lake Worth, FL 33163.


(b) Reports on Form 8-K

            On May 25, 2001, the Company filed a Form 8-K to report the reverse acquisition of Floor Decor, Inc. by Media Communications Group, Inc.

            On June 25, 2001, the Company filed a Form 8-K to report the accountants for the Registrant, Albright, Persing & Associates, Ltd. were terminated as of June 20, 2001 and that the Company engaged new independent accountants, McGladrey Pullen, LLP on June 21, 2001.

            On July 24, 2001, the Company filed a Form 8-K/A to amend its Form 8-K filed on May 25, 2001 to include the financial statements of Floor Decor, Inc.

            On August 2, 2001, the Company filed a Form 8-K/A to amend its Form 8-K filed on June 25, 2001 to report accountants for the Registrant, Albright, Persing & Associates, Ltd. were terminated as of June 20, 2001 and that the Company engaged new independent accountants, McGladrey Pullen, on June 21, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR DECOR, INC.

/S/____________        Chief Executive Officer and Director      August 14, 2001
Alvin J. Nassar

/S/_________________   Executive Vice President & Chief          August 14, 2001
Michael J. McConvery   Financial Officer   (Principal Financial
                       and Accounting Officer)

Exhibit 10.1

                                      LEASE


         THIS LEASE ("Lease") is made and entered into this ____ day of ___________, 2000, by and between URSO FAMILY REALTY, INC., a Florida corporation (hereinafter referred to as "Landlord"), and FLOOR DECOR, L.L.C., a Florida limited liability company (hereinafter referred to as "Tenant").

         In consideration of TEN AND 00/100 DOLLARS ($10.00), the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Landlord and Tenant hereby agree as follows:

         1. PREMISES. Landlord hereby leases to Tenant and Tenant hereby leases from Landlord a portion (approximately 40,000 square feet of office and warehouse space) of that certain premises located at 6001 Powerline Road, Fort Lauderdale, County of Broward, State of Florida (hereinafter referred to as the "Demised Premises"). The Demised Premises is depicted on Exhibit "A" attached hereto and made a part hereof. The entire facility is legally described on the attached Exhibit "B", hereinafter referred to as "the Project". Tenant acknowledges that Landlord is a tenant of the Project pursuant to that certain Lease Agreement between Bypress Properties, Inc., as Lessor, and Levitz Furniture Corporation, as Lessee, dated December 1, 1970 ("Master Lease"), and that certain Bill of Sale, Assignment and Assumption between Landlord and Levitz Furniture Corporation dated August 31, 2000, and accordingly, this Lease is a sublease of the Master Lease. Tenant further acknowledges and agrees that this Lease is subject to the terms and conditions of the Master Lease, a copy being attached hereto as Exhibit 'C". Landlord agrees to comply with all its obligations, as Lessee, pursuant to the terms of the Master Lease.

         2. USE. Tenant may use the Demised Premises throughout the "Term" (as hereinafter defined) for use as a warehouse, distribution center, wholesale and retail sales facility, inventory storage and office facility in connection with Tenant's ongoing business associated with the sale of floor covering materials, subject to all applicable zoning and land use rules, regulations and ordinances, and for no other purpose whatsoever. Tenant shall not sell, distribute, inventory or present for sale any materials sold by Marble of the World, Inc., on the Commencement Date of this Lease, at the location of the Demised Premises. The parties acknowledge that on the Commencement Date of this Lease, Marble of the World, Inc. sells all stone and marble materials including but not limited to glass tiles, metal tiles, natural stone, marble, countertops made of granite, copper, stainless steel and concrete. The sale of ceramic tile by Tenant shall be only upon the express written consent of the Landlord.

         3.       TERM.
                  ----

                  (a) The Lease term ("Term") shall commence on October 1, 2000 ("Commencement Date") and shall continue until 5:00 p.m. on September 30, 2005 ("Termination Date"). Lease Year shall be defined as a twelve (12) full calendar month period beginning on the Commencement Date and each anniversary of the Commencement Date.

                  (b) Tenant is hereby granted two (2), five (5) year options to extend the Term. Tenant shall give Landlord written notice of its election to do so at least one year prior to the

Termination Date. The terms and conditions of the lease applicable at the expiration date will govern the extended term; however, Tenant will have no further right to extend the term.

         4. SECURITY DEPOSIT AND LAST MONTH'S RENT. Tenant shall pay to Landlord upon execution of this Lease, a Security Deposit in the amount of Twenty Thousand and 00/100 ($20,000.00) Dollars.. The Security Deposit shall be held by Landlord as security to ensure Tenant's faithful performance of all of the terms, covenants and conditions of this Lease. In the event of a sale of the Project or assignment of the Main Lease, Landlord shall have the right to transfer such Security Deposit to the purchaser or assignee to be held under the terms of this Lease whereupon Landlord shall be released from all further liability for the return of such Security Deposit to Tenant and Tenant shall look solely to such purchaser or assignee for such purpose. In the event Tenant defaults with respect to any of its obligations under this Lease including, but not limited to, payment of any Minimum Rent, Additional Rent, noncompliance with any and all laws, building codes, ordinances and zoning requirements, Landlord may apply all or any part of the Security Deposit so deposited for the payment of such defaulted Minimum Rent, Additional Rent or for such other sum which Landlord may expend or be required to expend by reason of Tenant's default. Landlord shall not be required to so use or apply any part of the Security Deposit, but if all or any part of such Security Deposit is so utilized or applied, then Tenant shall, upon demand, immediately deposit with Landlord an amount equal to the amount so utilized or applied.

         5.       MINIMUM RENT.
                  ------------

                  (a) On the "Rent Day" (as hereinafter defined), Tenant shall pay to Landlord monthly payments of base rent ("Minimum Rent") at the rate of Six Dollars ($6.00) per square foot, which equals Twenty Thousand and 00/100 ($20,000.00) Dollars per month. Minimum Rent for any period during the Term hereof which is for less than one month shall be prorated based upon the number of days in such month. Minimum rent shall increase annually commencing October 1, 2002 and thereafter on each anniversary during the entire term of this Lease and all renewals in the following manner:

                   Years         Minimum Rent
                   -----         ------------
                      3          $6.24 per square foot
                      4          $7.00 per square foot
                      5          $7.28 per square foot
                      6          $8.00 per square foot
                      7 - 10     4% increase from previous year's minimum rent
                     11          $10.00 per square foot
                     12 - 15     3% increase from previous year's  minimum rent

                   (b) Tenant's payments of Minimum Rent shall be paid to Landlord in U.S. funds in advance on or before the first day of each month (the "Rent Day"), plus all applicable sales and use taxes for each of said monthly payments, without abatement, deduction or setoff. Minimum Rent shall commence on the Commencement Date. All payments shall be made payable to the party designated to receive notices and sent to the address for Landlord set forth in Section 32(j) hereof.

                   (c) In the event any monthly minimum Rent or Additional Rent payment is not paid within the ten (10) days after it is due, Tenant agrees to pay a late charge of one and one half percent (1.5%) of the amount of the payment due. Tenant shall pay to Landlord all sales or use taxes pertaining to the Minimum Rent and Additional Rent, currently six percent (6%), which shall be remitted by Landlord to the Florida Department of Revenue.

         6.       REAL ESTATE TAXES AND IMPROVEMENT ASSESSMENTS.
                  ---------------------------------------------

                  (a) Tenant shall pay as Additional Rent during the term of this Lease, Tenant's proportionate share of all ad valorem and real estate taxes levied or assessed by any lawful authority against all of the real estate which is now or hereafter becomes, a part of the Demised Premises, and such other costs and fees incurred by Landlord in contesting any such taxes, assessments or charges and/or negotiating with any such lawful authority with respect thereto.

                  (b) the proportionate share of any and each tax assessment applicable to the Demised Premises shall be calculated by multiplying the real estate taxes for the year then under consideration, by a fraction, the numerator of which shall be the number of square feet contained in the Demised Premises and the denominator of which shall be the aggregate number of square feet of leasable building space of the Project included in the assessment on which the subject real estate taxes were calculated by the taxing authority.

                  (c) In the event any governmental authority having jurisdiction shall levy any assessment against the real estate which is now or hereafter becomes a part of the Demised Premises for public betterments or improvements, Tenant shall also pay to Landlord as Additional Rent Tenant's proportionate share of such assessment, which proportionate share shall be calculated by multiplying the total assessment by the same fraction as stated in Paragraph 6(b) above. Landlord shall have the option to take the benefit of any statute or ordinance permitting any such assessment for public betterments or improvements to be paid over a period of time in which case Tenant shall be obligated to pay only the said fraction of the installments of any such assessments which shall become due and payable during the term of this Lease. Landlord shall estimate the Taxes referred to in this Paragraph and Tenant shall pay one-twelfth (1/12th) thereof monthly in advance, together with the payment of Fixed Minimum Annual Rent. After the end of each Lease Year, Landlord shall furnish Tenant a statement of the actual Taxes, and there shall be an adjustment between Landlord and Tenant with payment to or repayment by Landlord, as the case may require, to the end that Landlord shall receive the entire amount of Tenant's annual share for such period.

                  (d) Tenant shall not be required to pay rent for the sixtieth
(60) month of the Lease, however, Tenant shall be required to pay it's prorata share of the Project's Operating Costs as defined herein, utilities, real estate taxes and insurance.

         7.          PERSONAL PROPERTY TAXES.
                     -----------------------

                  (a) Tenant shall pay all taxes charges against trade fixtures, furnishings, equipment or any other personal property belonging to Tenant. Tenant shall exert Tenant's best efforts to have personal property taxed separately from the Demised Premises.

                  (b) If any of Tenant's personal property is taxed with the Demised Premises, Tenant shall pay Landlord the taxes for the personal property within ten (10) days after Tenant receives a written statement from Landlord for such personal property taxes.

         8.       CONTROL OF COMMON AREAS BY LANDLORD.
                  -----------------------------------

                  (a) All areas within the exterior boundaries of the Project which are not now or hereafter held for lease or occupation by Landlord or used by other persons entitled to occupy floor space in the Project, including, without limiting the generality of the foregoing, all automobile parking areas, driveways, entrances and exists thereto, employee parking areas, the truck way or ways, loading docks, package pick-up stations, pedestrian sidewalks and ramps, landscaped areas, retaining walls, exterior stairways, first-aid stations, comfort stations, bus stops, open and enclosed courts and malls and other areas and improvements provided by Landlord in or near the Project for the general use, in common, by tenants, their officers, agents, employees and customers (herein called "Common Areas") shall at all times be subject to the exclusive control and management of Landlord. Landlord shall have the right, but not the obligation, to construct, maintain and operate lighting facilities on all said areas and improvements, and to police the same; from time to time change the area, level, locations and arrangement of parking areas and other facilities hereinabove referred to; to restrict parking by tenants, their officers, agents and employees to employee parking areas.

                  (b) Landlord shall have the right to close all or any portion of the Common Areas to such extent as may, in the opinion of Landlord, be legally sufficient to prevent a dedication thereof or the accrual of any rights to any person or the public therein; to close temporarily all or any portion of the parking areas or facilities; to discourage non-customer parking; and to do and perform such other acts in and to said areas and improvements as, in the use of good business judgment, Landlord shall determine to be advisable with a view to the improvement of the convenience and use thereof by tenants, their officers, agents, employees and customers. Landlord shall have the full right and authority to employ all personnel and to make all rules and regulations pertaining to the proper operation and maintenance of the Common Areas.

                  (c) Tenant shall have access to the Project's loading area facility. Landlord shall designate to Tenant the specific loading area facility to be used by Tenant and shall, in its sole descretion, promulgate reasonable rules and regulations for the use of the loading area facility.

                  (d) Landlord, in its sole descretion and at such time as it shall determine, shall have the right to partition the portion of the Project described as the "Showroom" so as to provide for a divider between the Showroom being used by Landlord and the Showroom being used by Tenant.

         9.  TENANT TO BEAR PRO RATA SHARE OF PROJECT OPERATING COST.
             -------------------------------------------------------

                  (a) In each Lease Year, as defined in Paragraph 3(a), Tenant shall pay to Landlord, in addition to all other rents specified to be paid in this Paragraph, as further Additional Rent, a proportion of the Project's Operating Cost, hereinafter defined, in addition to all other rents, a proportionate share of the Project's Operating Cost which shall be, during the first year of the lease term, the sum of $1.65 per square foot of the Demised Premises, calculated by multiplying the total operating cost by a fraction, the numerator of which shall be the number of square feet contained in the Demised Premises, and the denominator of which shall be the aggregate number of square feet of leasable building space in the Project. Such payment shall be made as provided hereunder. The Project's Operating Cost shall increase as provided herein.

                  (b) For the purposes of this Lease, the term "Project Operating Cost" shall be and mean the total cost and expense of operating, maintaining, managing and repairing (as necessary) the Project and all improvements thereon and appurtenances thereto, and, in addition, the Common Areas, the Common Areas of any "Out Parcel" owned or leased by Landlord situated immediately adjacent to the Project and used in conjunction with and as an extension of the Project Common Area. By way of illustration, and not in limitation of the foregoing, Project Operating Costs include all costs and expenses of maintaining Common Areas of the Project, trash removal, landscaping, security (if provided), lighting, Common Area improvements, management fees, line painting, parking lot striping and repairs, management personnel and associated expenses and reserves for repairs and maintenance.

                  (c) Landlord shall notify Tenant of Tenant's monthly contributions toward Tenant's proportionate share of the Project Operating Costs for the second year of the Lease. Tenant shall pay such monthly contributions toward the Project Operating Costs monthly in advance, together with the payment of Minimum Rent. After the end of each calendar year, Landlord shall furnish to Tenant a statement of the actual Project Operating Costs, and there shall be an adjustment between Landlord and Tenant with payment to, or repayment by Landlord, as the case may require, to the end that Landlord shall receive the entire amount of Tenant's proportionate share of the Project Operating Costs. For each Lease Year after the first (1st) Lease Year, Tenant's monthly contribution toward Tenants's proportionate share of the Project Operating Costs shall be determined according to a reasonable estimate by Landlord based on the Project Operating Costs incurred by Landlord during the prior calendar year of operating, with adjustment between Landlord and Tenant at the end of each calendar year, as described above. In no event shall Tenant's contribution towards the Project Operating Costs increase more than four percent (4%) for each Lease Year. This limit on the increase in Project Operating Costs shall not include those items of Additional Rent set forth in Paragraphs 6 and 10 herein.

         10.      INSURANCE.
                  ---------

                  (a) (i) Liability Insurance. Tenant shall, during the Term, keep in full force and effect bodily injury and property damage commercial general liability insurance with respect to the Demised Premises for the combined single coverage of not less than ONE MILLION AND 00/100 DOLLARS ($1,000,000.00) with respect to personal injury and death and FIVE HUNDRED THOUSAND AND 00/100 DOLLARS ($500,000.00) with respect to property damage.

                      (ii) Casualty Insurance. Tenant shall pay, as Additional Rent, during the term of this Lease, Tenant's proportionate share of Landlord's insurance premium on the entire leasable space. The proportionate share of insurance premiums applicable to the Demised Premises shall be calculated by multiplying Landlord's insurance premiums for that year by a fraction, the numerator of which shall be the number of square feet contained in the Demised Premises and the denominator of which shall be the aggregate number of square feet of leasable building space in the Project. Landlord shall estimate the insurance referred to in this Paragraph and Tenant shall pay one-twelfth (1/12) thereof, monthly in advance, together with payment of rent. After the end of lease year, Landlord shall furnish Tenant a statement of the actual insurance premiums, and there shall be an adjustment between Landlord and Tenant, with payment to or repayment by Landlord, as the case may require, to the end that Landlord shall receive the entire amount of Tenant's annual share for such period.

                  (b) General Requirements. All policies required to be carried hereunder by Tenant shall be paid in full annually by Tenant, shall name Landlord as an additional insured, and shall contain a clause that the insurer will not cancel or change the insurance without first giving Landlord thirty
(30) days prior written notice. The insurance shall be written by a company licensed in Florida and having a Best's Insurance Reports rating of not less than AX and a copy of the policy or a certificate of insurance shall be delivered to Landlord within fifteen (15) days following the Commencement Date. No liability policy shall contain a deductible in excess of $5,000 per occurrence without Landlord's approval, which approval shall not be unreasonably withheld.

                  (c) Waiver. Landlord and Tenant waive all rights to recover against each other or against any other Tenant or occupant of the Project, or against the officers, directors, shareholders, partners, joint venturers, employees, agents, customers, invitees, or business visitors of each of theirs or of any other Tenant or occupant of the Project, for any loss or damage arising from any cause covered by any insurance required to be carried by each of them pursuant to this Paragraph or any other insurance actually carried by each of them. Landlord and Tenant will cause their respective insurers to issue appropriate waiver of subrogation rights endorsements to all policies of insurance carried in connection with the Project or the Demised Premises or the contents of either of them. Tenant will cause all other occupants of the Demised Premises claiming by, under, or through Tenant to execute and deliver to Landlord a waiver of claims similar to the waiver in this Paragraph and to obtain such waiver of subrogation rights endorsements.

                  11. ADDITIONAL RENT. Any and all sums of money or charges required to be paid by Tenant under this Lease, whether or not the same be so designated, shall be considered "Additional Rent" or "Additional Rental". If such amounts or charges are not paid at the time provided in this Lease, they shall nevertheless, be collectible as Additional Rent with the next installment of Minimum Rent thereafter falling due hereunder, but nothing herein contained shall be deemed to suspend or delay the payment of any amount of money or charges as the same becomes due and payable hereunder, or limit any other remedy of Landlord.

                  12.  ALTERATIONS.
                       -----------

                  (a) Tenant agrees that it will not make any alterations, improvements or additions to the Demised Premises without first obtaining in each instance the written consent of Landlord, which consent shall be in the reasonable discretion of Landlord; provided, however, Landlord's consent shall not be required for the installation of items which are in the nature of personal property (such as, by way of example, movable racks), or fixtures which may be removed without damage to the Project. Any such work performed without the required consent of Landlord shall be removed promptly by Tenant at Tenant's sole cost and expense upon Landlord's demand therefor. Any alterations, improvements, additions or decorations requiring Landlord's consent to be performed by Tenant, when approved by Landlord in writing prior to the commencement of such work, shall be deemed "Alterations." All Alterations shall be performed by Tenant at Tenant's sole cost and expense and in strict accordance with plans and specifications therefor prepared by Tenant and in compliance with the laws, codes and regulations of any applicable governmental authority.

                  (b) Notwithstanding anything to this contrary contained in this Paragraph, Tenant shall not make any alterations, improvements, additions or decorations to the Demised Premises which in any manner affect the exterior or the structural integrity of the Project or the exterior appearance of the Project without first obtaining in each instance the written consent of Landlord, which consent shall be in the reasonable discretion of Landlord.

                  (c) Nothing contained in this Lease shall be construed as a consent on the part of Landlord to subject the estate of Landlord to liability under the Mechanic's Lien Law of the State of Florida, it being expressly understood that Landlord's estate shall not be subject to such liability. Tenant shall strictly comply with the Mechanic's Lien Law of the State of Florida as set forth in Florida Statutes Chapter 713. In the event that a mechanics' claim of lien is filed against the property in connection with any work performed by or on behalf of Tenant, Tenant shall satisfy such claim, or shall transfer same to security, within ten (10) days from the date of filing. In the event that Tenant fails to satisfy or transfer such claim within said ten (10) day period, Landlord may do so and thereafter charge Tenant, as Additional Rent, all costs incurred by Landlord in connection with satisfaction or transfer of such claim, including attorneys' fees and paralegal charges. Further, Tenant agrees to indemnify, defend and save Landlord harmless from and against any damage or loss incurred by Landlord as a result of any such mechanics' claim of lien. If so requested by Landlord, Tenant shall execute a short form or memorandum of this Lease, which may, in Landlord's discretion be recorded in the Public Records for the purpose of protecting Landlord's estate from mechanics' claims of lien, as provided in Florida Statutes Section 713.10. In the event such short form or memorandum of lease is executed, Tenant shall simultaneously execute and deliver to Landlord an instrument terminating Tenant's interest in the real property upon which the Demised Premises is located, which instrument may be recorded by Landlord at the expiration of the term of this Lease, or such earlier termination hereof. The Security Deposit paid by Tenant may be used by Landlord for the satisfaction or transfer of any mechanics' claim of lien. This Paragraph shall survive the termination of the Lease.

         13. CONSTRUCTION OF DEMISED PREMISES. Tenant agrees to perform all work, at Tenant's own cost and expense, as particularly described in Exhibit "D" attached hereto, which is necessary to make the Demised Premises conform with Tenant's plans as approved by Landlord. Within thirty (30) days afer the execution of this Lease, Tenant shall furnish to Landlord, for Landlord's written approval , plans and specifications showing a layout, fixturing plan, interior finish, store front and any work or equipment to be done or installed by Tenant affecting any structural, mechanical or electrical part of the Demised Premises or the Project containing same. It is the purpose of this requirement that Tenant's Demised Premises be fixtured and laid out so as not to be a detriment to the other tenants in the Project and that Tenant's work shall not be detrimental to Landlord's Project.

         14. CONDITION OF DEMISED PREMISES. Landlord leases the Demised Premises with the following systems in working order: HVAC, roof, electric and plumbing and except as otherwise expressly provided herein, Tenant hereby accepts the Demised Premises in "AS IS" "WHERE IS" CONDITION WITH ALL FAULTS, and there are no representations or warranties, express or implied, collateral to or affecting the Demised Premises or the Project including, but not limited to, warranties of merchantability or habitability.

         15.      MAINTENANCE AND REPAIRS.
                  -----------------------

                  (a) Tenant shall, at its sole cost and expense, during the Term, keep and maintain the Demised Premises, in its current condition, subject to casualty, fire and reasonable wear and tear. In the event that any of such items are not maintained in their current condition during the Term, and Tenant has not restored said items to such condition within ten (10) days following receipt of notice, or in the event that the restoration of the items to such condition would reasonably require more than ten (10) days to cure and Tenant has not commenced such cure and diligently prosecuted such cure to completion thereafter, in addition to any other remedies Landlord may have under this Lease, at law or in equity, Landlord shall have the right, at its option in its sole and absolute discretion, to perform any such repairs it deems necessary and invoice Tenant for all costs and expenses for such repairs, in which event Tenant shall pay to Landlord all sums due pursuant to said invoice within ten
(10) days of its receipt thereof and which sums shall be considered as Additional Rent hereunder. In the event Tenant shall not pay to Landlord any sum due hereunder within such period, Landlord shall have the right to deduct such amount from the Security Deposit. Tenant shall deliver the Demised Premises to Landlord on the Termination Date in good repair, reasonable wear and tear excepted.

                  (b) Landlord shall, at its sole cost and expense, during the Term, keep and maintain the exterior of the Project, parking areas, roof and landscaping in their current condition, subject to casualty, fire and reasonable wear and tear. Tenant, throughout the Term, shall purchase an agreement providing for the maintenance of all HVAC units servicing the Demised Premises. The scope and form of the maintenance agreement shall be approved by Landlord. Replacement of any HVAC unit not covered under the maintenance agreement shall be the responsibility of the Landlord.

                  (c) Tenant shall have the right to install any new signage at the Demised Premises upon obtaining the prior written consent of Landlord which consent may not be unreasonably withheld. All such signage shall (i) comply with all applicable codes, ordinances and regulations and (ii) be installed, maintained, replaced and, upon termination of this Lease, removed by Tenant at Tenant's sole cost and expense (with any damage to the Project and/or the Demised Premises caused by such removal to be repaired by Tenant) within ten
(10) days of demand by Landlord.

         16. SERVICES. Tenant shall at its sole cost and expense keep and maintain throughout the Term all necessary services required for the operation of its business at the Demised Premises including, but not limited to, water, sewer, gas (if any), phone, electricity, collection and removal of refuse and garbage and pest control. In the event Landlord determines in his sole discretion that any of the services described herein should be separately metered, Tenant shall cause to be installed the appropriate meters at its sole cost and expense. Tenant will also procure, or cause to be procured, without cost to Landlord, any and all necessary permits, licenses, or other authorizations required for the lawful and proper installation and maintenance upon the Demised Premises of wires, pipes, conduits, tubes, and other equipment and appliances for use in supplying any of the services to and upon the Demised Premises. Landlord, upon request of Tenant, and at the sole expense and liability of

Tenant, will join with Tenant in any application required for obtaining or continuing any of the services.

         17. FIXTURES AND PERSONALTY. Tenant hereby agrees that all personal property, business equipment, inventory, counters, shelving, signs and goods ("Tenant's Property") placed at the Demised Premises shall be at Tenant's sole risk, and Landlord shall not be liable for damage, theft or misappropriation thereof, except to the extent damaged by the gross negligence of Landlord. At or before the expiration date of this Lease, or the date of any earlier termination hereof, or within thirty (30) days after such an earlier termination date, Tenant, at its expense, shall remove from the Demised Premises all of Tenant's Property. Tenant shall repair any damage to the Demised Premises and restore the Demised Premises to the same physical condition and layout as they existed at the time Tenant was given possession of the Demised Premises, reasonable wear and tear excepted. Any other items of Tenant's Property which shall remain in the Demised Premises after the expiration date of this Lease, or after a period of thirty (30) days following an earlier termination date, may, at the option of Landlord, be deemed to have been abandoned, and in such case, such items may be retained by Landlord as his property or disposed of by Landlord, without accountability, in such manner as Landlord shall determine, at Tenant's expense.

         18. ASSIGNMENTS AND SUBLEASES. No portion of the Demised Premises or Tenant's interest in this Lease may be acquired by any other person or entity, whether by assignment, mortgage, sublease, transfer, operation of law, or act of Tenant, without Landlord's prior written consent, which may be withheld or granted at Landlord's reasonable and absolute discretion. Any attempted transfer without consent shall be void and shall constitute a non-curable breach of this Lease. If Tenant is a partnership, corporation, limited partnership or limited liability company, any cumulative transfer of more than 50% of the interests shall constitute an assignment and shall require Landlord's consent. No transfer permitted under this Lease, whether with or without Landlord's consent shall release Tenant or change Tenant's primary liability to pay the rent and to perform all other obligations of Tenant under this Lease.


         19.  COMPLIANCE WITH LAWS.

                  (a) Tenant's Obligations. Tenant will not use or occupy, or permit any portion of the Demised Premises to be used or occupied:

                      (1) in violation of any law, ordinance, order, rule, regulation, certificate of occupancy, or other governmental requirement;

                      (2) in any manner or for any business or purpose that creates risks of fire or other hazards, or that would in any way violate, suspend, void, or increase the rate of fire or liability or any other insurance of any kind at any time carried by Landlord upon all or any part of the Project in which the Demised Premises are located or its contents.

         Tenant will comply with all laws, ordinances, orders, rules, regulations, and other governmental requirements relating to the use, condition, or occupancy of the Demised

Premises, and all rules, orders, regulations, and requirements of the board of fire underwriters or insurance service office, or any other similar body, having jurisdiction over the Premises in which the Demised Premises are located.

         20.     INDEMNIFICATION, WAIVER AND RELEASE

                  (a) Indemnification. Tenant will indemnify Landlord, its agents, and employees against, and hold Landlord, its agents, and employees harmless from, any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities, judgments, and expenses (including without limitation attorneys' fees and court costs) incurred in connection with or arising from:

                      (1) the use or occupancy of the Demised Premises by Tenant or any person claiming under Tenant;

                      (2) any activity, work, or thing done or permitted or suffered by Tenant in or about the Demised Premises;

                      (3) any acts, omissions, or negligence of Tenant, any person claiming under Tenant, or the employees, agents, contractors, invitees, or visitors of Tenant or any person;

                      (4) any breach, violation, or nonperformance by Tenant, any person claiming under Tenant, or the employees, agents, contractors, invitees, or visitors of Tenant, or any person of any term, covenant, or provision of this lease or any law, ordinance, or governmental requirement of any kind; or

                      (5) except for loss of use of all or any portion of the Demised Premises or Tenant's property located within the Demised Premises that is by or from the gross negligence of Landlord, any injury or damage to the person, property, or business of Tenant or its employees, agents, contractors, invitees, visitors, or any other person entering upon the Demised Premises under the express or implied invitation of Tenant.

         If any action or proceeding is brought against Landlord, its employees, or agents by reason of any claim, Tenant, upon notice from Landlord, will defend the claim at Tenant's expense with counsel reasonably satisfactory to Landlord.

                  (b) Waiver and Release. Tenant waives and releases all claims against Landlord, its employees, and agents with respect to all matters for which Landlord has disclaimed liability pursuant to the provisions of this lease. In addition, Tenant agrees that Landlord, its agents, and employees will not be liable for any loss, injury, death, or damage (including consequential damages) to persons, property, or Tenant's business occasioned by theft; act of God; public enemy; injunction; riot; strike; insurrection; war; court order; requisition; order of governmental body or authority; fire; explosion; falling objects; steam, water, rain or snow; leak or flow of water (including water from the elevator system), rain or snow from the Demised Premises or into the Demised Premises or from the roof, street, subsurface, or from any other place, or by dampness, or from the breakage, leakage, obstruction, or other defects of the pipes, sprinklers, wires, appliances, plumbing, air conditioning, or lighting fixtures of the Project; or from construction, repair, or alteration of the Demised Premises or from any acts or omissions of any visitor of the Demised Premises; or from any cause beyond Landlord's control.

                  (c) Indemnification of Tenant. Landlord shall indemnify and save harmless Tenant against and from all third party claims and third party liabilities arising out of Landlord's operation of the Project including the Common Areas but not the Premises, and not attributable to any act or omission by Tenant or its agents, contractors, servants, employees, licensees or invitees. This indemnification shall specifically extend to but shall not be limited to loss or damage arising out of environmental hazards or contamination and shall survive termination or expiration of the Lease.

         21.      HAZARDOUS MATERIALS.

                  (a) Tenant shall not, without the prior written consent of Landlord, cause or permit, knowingly or unknowingly, any "Hazardous Material" (hereinafter defined) to be brought or remain upon, kept, used, discharged, leaked, or emitted in or about, or treated at the Demised Premises except in the ordinary course of Tenant's business and then only in compliance with applicable legal requirements. As used in this Lease, "Hazardous Material(s)" shall mean any hazardous, toxic or radioactive substance, material, matter or waste which is or becomes regulated by any federal, state or local law, ordinance, order, rule, regulation, code or any other governmental restriction or requirement, and shall include asbestos, petroleum products and the terms "Hazardous Substance" and "Hazardous Waste" as defined in the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, 42 U.S.C. ss. 9601 et seq., the Resource Conservation and Recovery Act ("RCRA"), as amended, 42 U.S.C. ss. 6901 et seq. To obtain Landlord's consent, Tenant shall have an "Environmental Audit" in form acceptable to Landlord prepared by a qualified engineer or environmental professional for Landlord's review to be relied upon by Landlord and for Landlord's use. If Landlord in its reasonable judgment finds the Environmental Audit acceptable, then Landlord shall deliver to Tenant Landlord's written consent. Notwithstanding such consent, Landlord may revoke its consent upon: (1) Tenant's failure to remain in full compliance with applicable environmental permits and/or any other requirements under any federal, state, or local law, ordinance, order, rule, regulation, code or any other governmental restriction or requirement (including, but not limited, to CERCLA and/or RCRA), related to environmental safety, human health, or employee safety; (2) Tenant's business operations pose or potentially pose a human health risk to other tenants; or (3) Tenant expands its use, storage, or treatment of Hazardous Materials in a manner inconsistent with the safe operation of the Demised Premises. Should Landlord consent in writing to Tenant bringing, using, storing or treating any Hazardous Material in or upon the Demised Premises, Tenant shall strictly obey and adhere to any and all federal, state or local laws, ordinances, orders, rules, regulations, codes or any other governmental restrictions or requirements (including, but not limited to, CERCLA and/or
RCRA), which in any way regulates, governs or impacts Tenant's possession, use, storage, treatment or disposal of said Hazardous Material. In addition, Tenant represents and warrants to Landlord that (l) Tenant shall apply for and remain in compliance with applicable RCRA and state permits; (2) Tenant shall report to applicable governmental authorities any release of reportable quantities of a hazardous substance(s) as mandated by Section 103(a) of CERCLA; (3) Tenant, within five
(5) days of receipt, shall send to Landlord a copy of any notice, order, inspection report, or other document issued by any governmental authorities relevant to the Tenant's compliance status with environmental or health and safety laws; and, (4) Tenant shall remove from the Demised Premises all of its Hazardous Materials at the termination of this Lease.

                  (b) Tenant does hereby indemnify, defend and hold Landlord and its officers, partners, directors, shareholders, employees and agents harmless from any claims, judgments, damages, fines, penalties, costs (including attorney, consultant and expert fees), liabilities (including sums paid in settlement of claims) or loss which arise during or after the Term in connection with the presence or suspected presence of Hazardous Materials in the soil, groundwater, or soil vapor on or under the Demised Premises introduced to the Demised Premises by Tenant, its agents, contractors, or employees during the term of this Lease. Without limiting the generality of the foregoing, this indemnification shall survive the expiration of this Lease and does specifically cover costs incurred in connection with any investigation of site conditions or any cleanup, remedial, removal or restoration work required by any federal, state or local governmental agency or political subdivision because of the presence or suspected presence of Hazardous Materials in the soil, groundwater or soil vapor on or under the Demised Premises.

                  (c) Landlord does hereby indemnify, defend and hold Tenant and its officers, partners, directors, shareholders, employees and agents harmless from any claims, judgments, damages, fines, penalties, costs (including attorney, consultant and expert fees), liabilities (including sums paid in settlement of claims) or loss which arise during or after the Term in connection with the presence of Hazardous Materials in the soil, ground water or soil vapor on or under the Demised Premises, which Hazardous Materials are introduced to the Demised Premises by Landlord, its agents, contractors or employers. Without limiting the generality of the foregoing, this indemnification shall survive the expiration of this Lease and does specifically cover costs incurred in connection with any investigation of site conditions or any cleanup, remedial, removal or restoration work required by any federal, state or local governmental agency or political subdivision because of the presence of Hazardous Materials in the soil, ground water or soil vapor on or under the Demised Premises introduced to the Demised Premises by Landlord, its agents, contractors or employers. The performance of any remediation by Landlord pursuant hereto shall be conducted so as to not materially interfere with the conduct of Tenant's business on the Demised Premises.

         22. LATE CHARGE. Tenant's failure to pay Minimum Rent, Additional rent or any other Lease charges when due under this Lease may cause Landlord to incur unanticipated costs. The exact amount of such costs are impractical or extremely difficult to ascertain. Therefore, if Landlord does not receive the Minimum Rent or any other Lease charges in full on or before five (5) days after same becomes due, Tenant shall pay Landlord a late charge, which shall constitute liquidated damages, equal to $.05 for each dollar so overdue ("Late Charge"), which shall be paid to Landlord together with such Minimum Rent or other Lease charges then in arrears. The parties agree that such Late Charge represents a fair and reasonable estimate of the cost Landlord will incur by reason of such late payment. In addition, for each Tenant payment check to Landlord that is returned by a bank for any reason, Tenant shall pay both a Late Charge (if applicable) and a Returned Rent Charge of $25.00 or such amount as shall be customarily charged by Landlord's bank at the time. All Late Charges and any Returned Check Charge shall then become Additional Rent and shall be due and payable immediately along with such other Rent or other Lease charges then in arrears. Nothing herein contained shall be construed so as to compel Landlord to accept any payment of Rent or other Lease charges in arrears or Late Charge or Returned Check Charge should Landlord elect to apply its rights and remedies available under this Lease or at law or equity in the event of default hereunder by Tenant. Landlord's acceptance of Rent or other Lease charges in arrears or Late Charge or Returned Check Charge pursuant to this clause shall not constitute a waiver of Landlord's rights and remedies available under this Lease or at law or equity.

         23. HOLDING OVER. If Tenant remains in possession of the Demised Premises or any part thereof after the expiration of the Term without the consent of Landlord, such occupancy shall be a tenancy at sufferance, subject, however, to all of the terms and provisions hereof, except that Minimum Rent shall be at double the rate of Minimum Rent for the month immediately preceding the expiration or earlier termination of this Lease.

         24. LANDLORD'S ACCESS. Landlord, its agents, employees, and contractors may enter the Demised Premises at any time in response to an emergency, and at reasonable hours to (a) inspect the Demised Premises, (b) exhibit the Demised Premises to prospective purchasers, lenders, or Tenants, (c) determine whether Tenant is complying with its obligations in this lease, (d) supply any other service which this lease requires Landlord to provide, (e) post notices of nonresponsibility or similar notices, or (f) make repairs which this lease requires Landlord to make; however, all work will be done as promptly as reasonably possible and so as to cause as little interference to Tenant as reasonably possible. Tenant waives any claim on account of inconvenience to Tenant's business, interference with Tenant's business, loss of occupancy or quiet enjoyment of the Demised Premises, or any other loss occasioned by the entry. Landlord will at all times have a key with which to unlock all of the doors in the Demised Premises (excluding Tenant's vaults, safes, and similar areas designed in writing by Tenant in advance). Landlord will have the right to use any means Landlord may deem proper to open doors in the Demised Premises and to the Demised Premises in an emergency in order to enter the Demised Premises. No entry to the Demised Premises by Landlord by any means will be a forcible or unlawful entry into the Demised Premises or a detainer of the Demised Premises or an eviction, actual or constructive, of Tenant from the Demised Premises, or any part of the Demised Premises, nor will any entry entitle Tenant to damages or an abatement of rent or other charges which this lease requires Tenant to pay.

         25.    DEFAULT

                  (a) Events of Default. The following occurrences are "events of default":

                      (1) Tenant defaults in the due and punctual payment of Minimum Rent, and the default continues for five (5) days after notice from Landlord; however, Tenant will not be entitled to more than one (1) notice for default in payment of rent during any twelve-month period, and if, within twelve
(12) months after any notice, any rent is not paid when due, an event of default will have occurred without further notice;

                      (2) Tenant vacates or abandons the Demised Premises;

                      (3) This lease or the Demised Premises or any part of the Demised Premises is taken upon execution or by other process of law directed against Tenant, or is taken upon or subjected to any attachments by any creditor of Tenant or claimant against Tenant, and the attachment is not discharged within fifteen (15) days after its levy;

                      (4) Tenant files a petition in bankruptcy or insolvency or for reorganization or arrangement under the bankruptcy laws of the United States or under any insolvency act of any state, or is dissolved, or makes an assignment for the benefit of creditors;

                      (5) Involuntary proceedings under any bankruptcy laws or insolvency act or for the dissolution of Tenant are instituted against Tenant, or a receiver or trustee is appointed for all or substantially all of Tenant's property, and the proceeding is not dismissed or the receivership or trusteeship is not vacated within sixty (60) days after institution or appointment;

                      (6) Tenant fails to take possession of the Demised Premises on the commencement date of the term; or

                      (7) Tenant breaches any of the other agreements, terms, covenants, or conditions that this lease requires Tenant to perform, and the breach continues for a period of fifteen (15) days after notice by Landlord to Tenant.

                  (b) Remedies. If any one or more events of default set forth in 25(a) occurs, then Landlord may, at its election, either:

                      (1) give Tenant written notice of its intention to terminate this lease on the date of the notice or on any later date specified in the notice, and, on the date specified in the notice, Tenant's right to possession of the Demised Premises will cease and the lease will be terminated, except as to Tenant's liability set forth in this Paragraph, as if the date fixed in the notice were the end of the term of this lease. If the Lease is terminated pursuant to the provisions of this subparagraph (1), Tenant will remain liable to Landlord for damages in an amount equal to the rent and other sums that would have been owing by Tenant under this lease for the balance of the term if this lease had not been terminated, less the net proceeds, if any, of any reletting of the Demised Premises by Landlord subsequent to the termination, after deducting all Landlord's expenses in connection with reletting, including without limitation the expenses set forth in Paragraph 25(b)(2). Landlord will be entitled to collect damages from Tenant monthly on the days on which the rent and other amounts would have been payable under this lease if this lease had not been terminated, and Landlord will be entitled to receive damages from Tenant on each day. Alternatively, at the option of Landlord, if this lease is terminated, Landlord will be entitled to recover from
Tenant:

                           (A) the worth at the time of award of the unpaid rent
which had
been earned at the time of termination;

                           (B) any other amount necessary to compensate Landlord
for all the detriment proximately caused by Tenant's failure to perform its obligations under this lease or which in the ordinary course of things would be likely to result from the failure.

         The "worth at the time of award" of the amount referred to in clauses
(A) is computed by allowing interest at the highest rate permitted by law.

         or

                      (2) without demand or notice, re-enter and take possession of the Demised Premises or any part of the Demised Premises; repossess the Demised Premises as of the Landlord's former estate; expel the Tenant from the Demised Premises and those claiming through or under Tenant; and remove the effects of both or either, without being deemed guilty of any manner of trespass and without prejudice to any remedies for arrears of rent or preceding breach of covenants or conditions. If Landlord elects to re-enter as provided in this Paragraph, or if Landlord takes possession of the Demised Premises pursuant to legal proceedings or pursuant to any notice provided by law, Landlord may, from time to time, without terminating this lease, relet the Demised Premises or any part of the Demised Premises, either alone or in conjunction with other portions of the Project of which the Demised Premises are a part, in Landlord's or Tenant's name but for the account of Tenant, for the term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the term of this lease) and on such terms and conditions (which may include concessions of free rent, and the alteration and repair of the Demised Premises) as Landlord, in its reasonable discretion, may determine. Landlord may collect and receive the rents for the Demised Premises. No re-entry or taking possession of the Demised Premises by Landlord will be construed as an election on Landlord's part to terminate this lease unless a written notice of the intention is given to Tenant. No notice from Landlord under this lease or under a forcible entry and detainer statute or similar law will constitute an election by Landlord to terminate this lease unless the notice specifically says so. Landlord reserves the right following any re-entry or reletting, or both, to exercise its right to terminate this lease by giving Tenant written notice, and in that event the lease will terminate as specified in the notice. If Landlord elects to take possession of the Demised Premises according to this Paragraph without terminating the lease, Tenant will pay Landlord the rent and other sums which would be payable under this lease if the repossession had not occurred, less the net proceeds, if any, of any reletting of the Demised Premises after deducting all of Landlord's expenses incurred in connection with the reletting, including without limitation all reasaonble repossession costs, brokerage commissions, legal expenses, attorneys' fees, expenses of employees, alteration, remodeling and repair costs, and expenses of preparation for the reletting. If, in connection with any reletting, the new lease term extends beyond the existing term, or the Demised Premises covered by the reletting include areas that are not part of the Demised Premises, a fair apportionment of the rent received from the reletting and the expenses incurred in connection with the reletting will be made in determining the net proceeds received from reletting. In addition, in determining the net proceeds from reletting, any rent concessions will be apportioned over the term of the new lease. Tenant will pay the amounts to Landlord monthly on the days on which the rent and all other amounts owing under this lease would have been payable if possession had not been retaken, and Landlord will be entitled to receive the rent and other amounts from Tenant on each day. If Landlord commences any proceedings for non-payment of Minimum Rent or Additional Rent, Tenant will interpose any compulsory or mandatory counterclaim required by the applicable procedural rules of the court. The covenants to pay Minimum Rent and other amounts hereunder are independent covenants and Tenant shall have no right to hold back, offset or fail to pay any such amounts for default by Landlord or any other reason whatsoever.

         26. RADON GAS. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of Radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding Radon and Radon testing may be obtained from your county public health unit. The above notification is provided as required by Florida Law.

         27. RECONSTRUCTION. If the Demised Premises shall be damaged by fire, the elements, accident or other casualty (unless due to the intentional acts of Tenant), but are not thereby rendered untenantable in whole or in part, Landlord may at its own expense cause such damage, except to Tenant's Property, to be repaired, but only to the extent that insurance proceeds may reasonably cover the expenses of such repairs, and the rent, Additional Rent and any other charges due hereunder shall not be abated. If by reason of such occurrence, the Demised shall be rendered untenantable only in part, Landlord may at its own expense cause the damage, except to Tenant's Property, to be repaired, but only to the extent of Landlord's improvements existing as of the date of such occurrence, and the Minimum Rent and other amounts due hereunder meanwhile shall be abated proportionately as to the portion of the Demised Premises rendered untenantable; provided, however, if such damage is not covered by Landlord's insurance or exceeds the proceeds from such insurance, or if such reconstruction is not permitted by applicable zoning and/or building laws, codes or ordinances, Landlord shall have the right, to be exercised by notice to Tenant within forty-five (45) days after said occurrence, to elect not to repair such damage whereby Tenant may elect to cancel and terminate this Lease, which cancellation or termination may be effective upon providing Landlord thirty (30) days prior written notice. If the Demised Premises shall be rendered wholly untenantable by reason of such occurrence, Landlord may at its own expense cause such damage, except to Tenant's Property, to be repaired, but only to the extent that insurance proceeds may reasonably cover the expenses of such repairs, and the rent meanwhile shall be abated in whole except that Landlord shall have the right, to be exercised by notice to Tenant within forty-five (45) days after said occurrence, to elect not to reconstruct the destroyed Demised Premises whereby Tenant may elect to cancel and terminate this Lease, which cancellation or termination may be effective upon providing Landlord thirty (30) days prior written notice. Nothing in this Paragraph shall be construed to permit the abatement in whole or in part of the Minimum Rent if such damage is caused in whole or in part by the intentional acts of Tenant. Whenever the Minimum Rent shall be abated pursuant to this Paragraph, such abatement shall continue until the date which shall be the sooner to occur of (i) ten (10) days after notice by Landlord to Tenant that the Demised Premises have been substantially repaired and restored per Landlord's obligations defined herein, and (ii) the date Tenant is reasonably capable of fully using the Demised Premises for its intended purpose. If Landlord is required to repair any damage under this Paragraph, and it shall fail to complete such repairs within 180 days of the casualty, Tenant shall have the right to terminate this Lease.

         28. EMINENT DOMAIN. In the event that any portion of the Demised Premises shall be appropriated or taken under the power of eminent domain by any public or quasi- public authority, then at the election of Landlord in its sole and absolute discretion this Lease shall terminate and expire as of the date of such taking and the parties shall thereupon be released from all obligations and liabilities hereunder except as survive the termination hereof as set forth herein. If Landlord elects not to terminate this Lease as provided in this Paragraph, Tenant shall remain in possession of the remaining portion of the Demised Premises and, if a portion of the Project has been taken, the Minimum Rent and all other amounts due hereunder shall be adjusted on a proportionate square footage basis. Notwithstanding the foregoing, Tenant shall not be entitled to any portion of any award to which Landlord may be entitled with regard to any taking as provided for herein, except that Tenant shall have the right to pursue any claims for loss of Tenant's trade fixtures, loss of business, and business relocation expenses from such governmental authority provided that such claim shall in no way reduce the award to which Landlord is entitled.

         29. SUBORDINATION

                  (a) General. This lease and Tenant's rights under this lease are subject and subordinate to any ground lease or underlying lease, mortgage, deed of trust, or other lien encumbrance or indenture, together with any renewals, extensions, modifications, consolidations, and replacements of them, which now or at any subsequent time affect the Demised Premises, any interest of Landlord in the Demised Premises, or Landlord's interest in this lease and the estate created by this lease (except to the extent that any such instrument expressly provides that this lease is superior to it). This provision will be self-operative and no further instrument of subordination will be required in order to effect it. Nevertheless, Tenant will execute, acknowledge and deliver to Landlord, at any time and from time to time, upon demand by Landlord, any documents as may be requested by Landlord, any ground Landlord or underlying lessor, or any mortgagee, or any holder of a deed of trust or other instrument described in this Paragraph, to confirm or effect the subordination. If Tenant fails or refuses to execute, acknowledge, and deliver any such document within ten (10) working days after written demand, Landlord, its successors, and assigns will be entitled to execute, acknowledge, and deliver the document on behalf of Tenant as Tenant's as attorney-in-fact. Tenant constitutes and irrevocably appoints Landlord, its successors, and assigns, as Tenant's attorney-in-fact to execute, acknowledge, and deliver on behalf of Tenant any documents described in this Paragraph. Notwithstanding the foregoing, Tenant's agreement to subordinate as provided for herein is contingent on Tenant executing a subordination agreement which shall contain a non- disturbance provision in favor of Tenant which guarantees to the Tenant that its possession and quiet enjoyment of the Premises shall not be disturbed so long as Tenant timely performs all of its obligations under this Lease.

                  (b) Attornment. If any holder of any mortgage, indenture, deed of trust, or other similar instrument described in subparagraph (a) succeeds to Landlord's interest in the Demised Premises, Tenant will pay to it all rents subsequently payable under this lease. Tenant will, upon request of anyone so succeeding to the interest of Landlord, automatically become the Tenant of, and attorn to, the successor in interest without change in this lease. The successor in interest will not be bound by (1) any payment of rent for more than one month in advance, (2) any amendment or modification of this lease made without its written consent, (3) any claim against Landlord arising prior to the date on which the successor succeeded to Landlord's interest, or (4) any claim or offset of rent against the Landlord. Upon request by the successor in interest and without cost to Landlord or the successor in interest, Tenant will execute, acknowledge, and deliver an instrument or instruments confirming the attornment. The instrument of attornment will also provide that the successor in interest will not disturb Tenant in its use of the Demised Premises in accordance with this lease. If Tenant fails or refuses to execute, acknowledge, and deliver the instrument within twenty (20) days after written demand, the successor in interest will be entitled to execute, acknowledge, and deliver the document on behalf of Tenant as Tenant's as attorney-in-fact. Tenant constitutes and irrevocably appoints the successor in interest as Tenant's attorney-in-fact to execute, acknowledge, and deliver on behalf of Tenant any document described in this Paragraph.

         30. ESTOPPEL. At any time and from time to time Tenant or Landlord, upon request of the other, shall execute, acknowledge and deliver an instrument, stating, if the same be true, that: this Lease is a true and exact copy of the Lease between the parties hereto; there are no amendments hereof (or, if not so, stating what amendments there may be); this Lease is then in full force and effect and that, to the best of its knowledge, there are no offsets, defenses or counterclaims with respect to the payment of Minimum Rent or any other sums due hereunder or in the performance of the other terms, covenants and conditions hereof on the part of Landlord to be performed (or, if not so, setting forth those offsets, defenses or counterclaims existing); as of such date, to its knowledge Landlord or Tenant is not in default of any of the terms and provisions hereunder or, if a default has been declared, such instrument shall specify same; and the current Minimum Rent, Additional Rent, Security Deposit paid and all other appropriate information requested by Landlord. Such instrument will be executed by the other party and delivered to the requesting party within ten (10) days of such request, or else the statements made in the proposed estoppel request shall be deemed correct, and Landlord may execute such certificate as the agent of Tenant.

         31. LANDLORD'S EXCULPATION. Notwithstanding anything to the contrary contained in this Lease, Tenant agrees that Landlord shall have no personal liability with respect to any of the provisions of this Lease and any amendments or supplements thereto, and Tenant shall look solely to the estate and property of Landlord in the Demised Premises, and the rents relating thereto, for the satisfaction of Tenant's remedies including without limitation the collection of any judgment (or other judicial process) requiring the payment of money by Landlord in the event of any default or breach by Landlord with respect to any of the terms and provisions of this Lease to be observed and/or performed by Landlord; subject, however, to the prior rights of any ground lessor or holder of any mortgage covering all or part of the Demised Premises, and no other assets of Landlord or any principal of Landlord shall be subject to levy, execution or other judicial process for the satisfaction of Tenant's claim. Without limitation of the foregoing, upon each sale or other conveyance of any portion of the Demised Premises to any party, the grantor thereof shall have no liability whatsoever hereunder for events arising thereafter. This Paragraph shall inure to the benefit of Landlord's successors and assigns.

         32. QUIET ENJOYMENT.   Upon Tenant's payment of Minimum Rent and
Additional Rent and performing all of the terms, conditions, covenants and agreements contained in this Lease, Tenant shall peaceably and quietly have, hold and enjoy the Demised Premises during the Term.

         33.      MISCELLANEOUS PROVISIONS.

                  (a) No Waiver. No waiver by Landlord or Tenant of any term, covenant or condition herein contained shall be deemed to be a waiver of such term, covenant, or condition or any subsequent breach of the same or any other term, covenant or condition herein contained. No term, covenant, or condition of this Lease shall have been deemed to have been waived by Landlord or Tenant, unless such waiver be in writing and signed by Landlord or Tenant, as the case may be. The rights and remedies created by this Lease are cumulative, and are not intended to be exclusive.

                  (b) Headings. The marginal headings and section titles set forth in this Lease are for convenience purposes only and shall have no effect upon the construction or interpretation of any part hereof.

                  (c) Time is of the Essence. Time is of the essence of this Lease and each and all of its provisions in which performance is a factor.

                  (d) Successors and Assigns. The respective rights and obligations hereunder shall inure to, and be binding upon, the respective heirs, distributees, devisees, legal and personal representatives, permitted assigns, grantees, and successors in interest of both Landlord and Tenant.

                  (e) Prior Agreements. This Lease contains all of the agreements of the parties hereto with respect to any matter covered or mentioned in this Lease, and no prior agreements or understandings pertaining to any such matters shall be effective for any purpose. No provision of this Lease may be amended or added to except by an agreement in writing signed by the parties hereto or their respective successors in interest.

                  (f) Partial Invalidity and Construction. Any provision of this Lease which shall prove to be invalid, void, illegal, or otherwise unenforceable, shall be deemed severed from this Lease, and shall in no way affect, impair or invalidate any other provision hereof and such other provisions shall remain in full force and effect. This Lease shall be construed only with regard to the presumption that both parties hereto participated equally in the drafting of this Lease.

                  (g) Brokers. Landlord and Tenant represent and warrant each to the other that it has not dealt with any broker, agent, or other person in connection with this leasing transaction and that no broker, agent, or other person brought about this leasing transaction, other than The Fitzgerald Group, Inc., and Wavestar Realty, Inc., which is due a $5,000 fee from The Fitzgerald Group, Inc., and each agrees to indemnify the other against and to hold it harmless from any and all claims by any broker, agent, or other person claiming a commission or other form of compensation by virtue of having dealt with Landlord or Tenant with regard to this leasing transaction. The provisions of this Paragraph (g) shall survive the termination of this Lease.

                  (h) Choice of Law and Venue. This Lease shall be governed by the laws of the State of Florida and venue for any action brought with regard hereto shall be Broward County, Florida.

                  (i) Attorneys' Fees. In the event of any litigation arising out of or in connection with this Lease, the prevailing party shall be entitled to recover its reasonable attorneys' fees and costs incurred at all pretrial, trial and appellate levels.

                  (j) Notices. Notices and demands required or permitted to be sent to those listed hereunder shall be sent by hand, by certified mail, return receipt requested, postage prepaid, by Federal Express or other reputable overnight courier service, or by Facsimile transmission and shall be deemed to have been delivered on the date the same is (i) hand delivered; (ii)postmarked, if sent by certified mail, (iii) deposited, if sent by Federal Express or such other reputable overnight courier service, but shall not be deemed received until (a) one (1) business day following deposit with Federal Express or other reputable overnight courier service, or (b) three (3) days following deposit in the United States Mail if sent by certified mail, to the addresses shown below, or (iv) sent with receipt confirmation, if sent by Facsimile transmission.

                  As to Landlord:           Urso Family Realty, Inc.
                                            6001 Powerline Road
                                            Fort Lauderdale, Florida

                  With a copy to:           Jeffrey Eisensmith, P.A.
                                            One Financial Plaza, Suite 1610
                                            Fort Lauderdale, Florida 33394
                                            Attn:  Jeff Eisensmith, Esq.
                                            Fax: (954) 462-0140

                       As to Tenant:        Floor Decor, L.L.C.
                                            6001 Powerline Road
                                            Fort Lauderdale, Florida

                       With a copy to:      Walter Schneider, Esquire
                                            321 SE 15th Avenue
                                            Fort Lauderdale, FL 33301
or at such other address requested in writing by either party upon thirty (30) days prior written notice to the other party.

                  (k) Recording. Neither this Lease nor any memorandum or short form hereof shall be recorded amongst the Public Records of Broward County, Florida by Tenant and any such recording shall be a default hereunder.

                  (l) Authority. If Tenant signs this lease as a corporation, each of the persons executing this lease on behalf of Tenant warrants to Landlord that Tenant is a duly authorized and existing corporation, that Tenant is qualified to do business in the state in which the Demised Premises are located, that Tenant has full right and authority to enter into this lease, and that each and every person signing on behalf of Tenant is authorized to do so. Upon Landlord's request, Tenant will provide evidence satisfactory to Landlord confirming these representations.

                  (m) Waiver of Jury Trial. Landlord and Tenant waive trial by jury in any action, proceeding, or counterclaim brought by either of them against the other on all matters arising out of this lease or the use and occupancy of the Demised Premises (except claims for personal injury or property damage). If Landlord commences any summary proceeding for nonpayment of rent, Tenant will not interpose (and waives the right to interpose) any counterclaim in any proceeding. Tenant shall have the right to initiate a separate action for any claim.

                  (n) Guaranty. A. J. Nassar has agreed to guaranty all obligations, responsibilities and liabilities under this Lease and in that regard, has executed a Guarantee of this Lease, a copy being attached hereto as Exhibit "E".

         IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the date first above written.


WITNESSES:                                  LANDLORD:
                                            URSO FAMILY REALTY, INC.
                                            a Florida corporation

_____________________________               BY: _______________________________


_____________________________


STATE OF FLORIDA

COUNTY OF BROWARD

         The foregoing instrument was acknowledged before me this________ day of __________________,

2000, by CHARLES URSO, President of URSO FAMILY REALTY, INC., who is personally known to me or who has produced______________________________ as identification and who did (did not) take an oath.

                                                     __________________________
                                                     NOTARY PUBLIC
My Commission Expires:                               Print Name:






                                         TENANT:
                                         FLOOR DECOR, L.L.C.

______________________________           BY: ____________________________


______________________________



STATE OF FLORIDA

COUNTY OF BROWARD

         The foregoing instrument was acknowledged before me this ___ day of ___________________, 2000, by ______________________, as ______________________
of FLOOR DECOR, L.L.C., who is personally known to me or who has produced _____________________________ as identification and who did (did not) take an oath.
                                                     __________________________
                                                     NOTARY PUBLIC
My Commission Expires:                               Print Name:

Exhibit 10.2

                                     LEASE

         THIS LEASE, is made and entered into effective as of the ___ day of _____________, 2000, by and between HYPOLUXO PLAZA, LLC., a Florida limited liability company (herein called "Landlord") and FLOOR DECOR, INC. a Florida Corporation (herein called "Tenant").

A. Landlord's Name and Mailing Address:           HYPOLUXO PLAZA, LLC.
                                                  5000 Blue Lake Drive, Suite 150
                                                  Boca Raton, FL  33431.

B. Tenant's Name and Mailing Address:             FLOOR DECOR, INC.

                                                                        , Florida
                                                  -------------------------------

C. Tenant's Telephone Number:                     (954) 560-7333

D. Lease Effective Date:                          July 1, 2000

E. Lease Expiration Date:                         June 30, 2005

F. Leased Premises Address:                       7100 South Military Trail
                                                  Lake Worth, Florida, 33463
                                                  Stores:  1,2,3,4

G. Legal Description:                             See Exhibit "A" attached hereto.

H. Square Footage of Leased Premises:             7,300 Leasable Sq. Ft.

I. Operating Expenses:                            $3.00 per sq.ft.

J. Base Rent:                                     $14.00 per sq. ft.

K. Tenant Finish-Out Allowance:                   See addendum attached hereto.

L. Option to Renew:                               2 (two) 5 year options to renew under
                                                  the same terms and conditions.

M. Security Deposit:                              1 (one) month's rent & tax ($10,962.17)

N. Permitted Use:                                 Carpet and flooring store.

O. Broker(s):                                     Siegel Moskin Realty Group shall receive
                                                  a commission equal to 5% of the Gross Economic
                                                  Value of this Lease upon Tenant Occupancy Date.

                       ARTICLE I: BASIC LEASE PROVISIONS

         1.1 Leased Premises. IN CONSIDERATION of the rents, covenants and agreements hereafter reserved and contained on the part of Tenant to be observed and performed, Landlord demises and leases to Tenant, and Tenant rents from Landlord, those certain premises now existing located at, as more specifically identified on Exhibit "A," herein called the "Leased Premises," which Leased Premises are located in the Shopping Center (as identified in Paragraph F above) and which Leased Premises consist of a store location as outlined in red on the site plan of the Shopping Center which is designated as Exhibit "A", which is attached hereto and made a part hereof by reference. The boundaries and location of the Leased Premises are outlined on the said Exhibit "A". Dimensions for all purposes shall be measured from the center line of interior walls or from the exterior face of exterior walls.

         1.2 Use of Additional Areas. The use and occupation by Tenant of the Leased Premises shall include the non-exclusive use, in common with others entitled thereto, of the parking areas, sidewalks and common areas as such common areas now exist or as such common areas may hereafter be constructed, demolished or changed, and other facilities as may be designated from time to time by Landlord, subject to the terms and conditions of this Lease and to reasonable rules and regulations for the use thereof as prescribed from time to time by Landlord. Landlord further reserves, and Tenant agrees that Landlord has from time to time, the right to change the size, layout and location of any and all buildings or common areas and facilities as shown on Exhibit "A", as well as to reduce or expand the size of the Shopping Center.

         1.3 Term of the Lease. The term of this Lease shall commence on July 1, 2000 (the "commencement date") and shall end (unless otherwise extended or terminated as hereinafter provided) at midnight on June 30, 2005(the "termination date"). If Landlord is unable to deliver possession of the Leased Premises on the aforesaid Commencement Date by reason of the holding over of any prior tenant or for any other reasons, an abatement or diminution of the "Rent" (consisting of the "Base Rent" and "Additional Rent" as such terms are hereinafter defined) to be paid hereunder shall be allowed Tenant under such circumstances until possession is delivered to Tenant, but nothing herein shall operate to extend the initial term of this Lease beyond the agreed Termination Date, and such abatement in Rent shall be the full extent of Landlord's liability to Tenant of any loss or damage to Tenant on account of any delay in obtaining possession of the Leased Premises.

         1.4 CPI Rental Adjustment. Rent will be increased, on each anniversary of the Commencement Date, including during any option periods, (the "Rental Adjustment Date") in the amount of THREE percent (3%), or C.P.I whichever is greater on the base rental amount only.

         1.5 Failure of Tenant to Take Possession. In the event that Tenant has received notice that the Leased Premises are ready for delivery to Tenant as herein defined and Tenant fails to take possession and to occupy the Leased Premises and to commence to do business within the time herein provided, then Tenant shall be in default hereunder and Landlord shall have the right, as its option, to cancel this Lease by giving Tenant notice thereof and this Lease will terminate ten (10) days after the giving of such notice and Landlord will retain all prepaid rentals and security deposits as liquidated and agreed damages.

         1.6 Control of Common Areas by Landlord. All areas within the exterior boundaries of the Property which are not now or hereafter held for lease or occupation by Landlord, or used by other persons entitled to occupy floor space in the Property, including, without limitation, all automobile parking areas, driveways, entrance and exits thereto, and other facilities furnished by Landlord in or near the Property and other areas and improvements provided by Landlord for the general use, in common, of tenants, their officers, agents, employees, and customers ("Common Areas") shall at all times be subject to the exclusive control and management of Landlord, and Landlord shall have the right, but not the obligation, to construct, maintain, and operate lighting facilities on all said areas and improvements, to police the same, from time to time to change the area, level, location and arrangements of parking areas and other facilities above referred to; to restrict parking by tenants, their officers, agents and employees to employee parking areas.

         Landlord shall have the right to close all or any portion of said areas or facilities to such extent as may, in the opinion of Landlord's counsel, be legally sufficient to prevent a dedication thereof or the accrual of any rights to any person or the public therein to close temporarily all or any portion of the parking areas or facilities, to discourage non-customer parking; and to do and perform such other acts in and to said areas and improvements as, in the use of good business judgment, Landlord shall determine to be advisable with a view to the improvement of the convenience and use thereof by tenants.

         1.7 License. All Common Areas and facilities not within the Leased Premises which Tenant may be permitted to use and occupy, are hereby authorized to be used and occupied under a revocable license, and if any such license be revoked, or if the amount of such areas be diminished, Landlord shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation or diminution of such areas be deemed constructive or actual eviction.

                ARTICLE II: PAYMENT OF RENT AND OTHER EXPENSES.

         2.1 Base Rent. Tenant covenants and agrees to pay Landlord the Base Rent as set forth in paragraph J above, payable in advance, in equal monthly installments, without deduction or setoffs and without prior demand therefor, on the first day of each calendar month after the Commencement Date during the term of this Lease. The next rental payment date hereunder shall be the first day of the first calendar month following the Commencement Date and shall include, in addition to one full month's advance rent, a prorated amount applicable to the period from the Commencement Date to such rental payment date. The Base Rent will be adjusted periodically in accordance with the provisions of Section 1.4 hereof.

         2.2 Time and Place of Payment. Tenant will promptly pay all rentals and other charges and render all statements herein prescribed at the office of Landlord, or to such other person or corporation, and at such other place, as shall be designated by landlord in writing on or before the next ensuing rental payment date. Any rental payment received by Landlord after Ten (10) days from its due date shall incur a "late charge" equal to five percent of such payment to compensate Landlord for its administrative expenses in connection with such late payment. When rental payments are delivered by Tenant through the mails, Tenant shall mail such payments sufficiently in advance so that Landlord will receive the payments on or before the first day of the calendar month or on or before the due date in the event the due date is other than the first day of a calendar month. If Landlord shall pay any monies, or incur any expenses in correction of any violation of any covenant of any other obligation of Tenant herein set forth or implied herefrom the amounts so paid or incurred shall, at Landlord's option and on notice to Tenant, be considered additional rentals payable by Tenant, along with the first installment of rental thereafter to become due and payable, and may be collected or enforced as by law provided in respect to rentals.

         2.3 Sales or Use Tax or Excise Tax. Tenant shall also pay, as additional rent, all sales or use or excise tax imposed, levied or assessed against the rent or any other charge or payment required herein by any governmental authority having jurisdiction thereover, even though the taxing statute or ordinance may purport to impose such sales tax against Landlord. The payment of sales tax shall be made by Tenant on a monthly basis, concurrently with payment of the Base Rent.

         2.4 Pro Rata Share of Property Expenses. In each Lease Year or partial Lease Year, as defined herein, Tenant will pay to Landlord, in addition to the Base Rent specified above, as further additional rent, "Operating Expenses," as provided under this Section 2.4. In an amount equal to a proportion of the entire Operating Expenses (as hereinafter defined) of the Shopping Center, based upon the ratio of square feet of the Leased Premises to the total rentable building space in the Shopping Center.

         (a) The operating expenses shall be passed through on a dollar for dollar basis during each Lease year for all Operating Expenses as defined herein.

         (b) "Operating Expenses" as used herein means the total cost and expense incurred in operating, and repairing the Property buildings and improvements and common facilities, hereinafter defined excluding only items of expense commonly known and designated as debt service. Property Operating Expenses shall specifically include, without limitation: (i) gardening, landscaping, and irrigation; (ii) repairs;
         (iii) utilities serving the Common Areas and facilities; (iv) sanitary control, removal of trash, rubbish, garbage and other refuse from the Common Areas but not from any Leased Premises; (v) watchmen and security personnel (if employed) including payroll and applicable payroll taxes, worker's compensation insurance and fringe benefits;
         (vi) Landlord's insurance premiums on or in respect of the Property, including but not limited to public liability, property damage, all risk perils, rent and flood insurance, if carried by Landlord; (vii) all ad valorem and real estate taxes and special assessments for public betterments or improvements levied or assessed by any lawful authority against the land, buildings and all other improvements and betterments which are now or which hereafter become a part of the Property; (viii) water and sewer charged not billed directly to tenants; and (ix) any and all other charges, costs or expenses which may be associated with Landlord's operation of the Property. "Common Facilities" means all areas, space, equipment and special services provided by Landlord for the common or joint use and benefit of the occupants or operations of the Property, their employees, agents, servants, customers and other invitees, including without limitation, parking areas, access roads, driveways, retaining walls, landscaped areas, truck service ways, loading docks, pedestrian malls, courts, stairs, ramps and sidewalks, and signs, wherever located, identifying the Property.

         (c) Landlord shall estimate the Operating Expenses referred to in this
         Section 2.4 and Tenant shall pay one-twelfth (1/12) of said estimated amount monthly in advance, together with the next due payment of Base Rent. After the end of each Calendar year, Landlord shall furnish Tenant a statement of the actual Operating Expenses. Within thirty (30) days after receipt by Tenant of said statement, Tenant shall have the right in person to inspect Landlord's books and records as pertain to said Operating Expenses, at Landlord's office, during normal business hours, upon at least three days prior written notice. The statement shall become final and conclusive between the parties unless Landlord receives written detailed objections with respect thereto within said thirty (30) days following Tenant's receipt of said statement. Any overpayment shall be immediately credited against Tenant's obligation to pay Additional Rent in connection with anticipated Operating Expenses for the next year, or, if by reason of any termination of this Lease no such future obligation exists, refunded to Tenant. Anything herein to the contrary notwithstanding, Tenant shall not delay or withhold payment of any balance shown to be pursuant to a statement rendered by Landlord to Tenant because of any objection which Tenant may raise with respect thereto and Landlord shall immediately credit or refund any overpayment found to be owing to Tenant as aforesaid upon the resolution of said objection.

         Additional Rent due by reason of this section for the final months of this Lease is due and payable even though it may not be calculated until subsequent to the termination date of the Lease, and shall be prorated according to that portion of said calendar year that this Lease was actually in effect. Tenant expressly agrees that Landlord, at Landlord's sole discretion, may apply the Security Deposit specified in Article V hereof, in full or partial satisfaction of any Additional Rent due for the final months of this Lease, but nothing herein contained shall be construed to relieve Tenant of the obligation to pay any Additional Rent due for the final months of this Lease, nor shall Landlord be required to first apply said Security Deposit to such Additional Rent if there are any other sums or amounts owed Landlord by Tenant by reason of any other terms or provisions of this Lease.

         2.5 Additional Rent. In order to give Landlord a lien of equal priority with Landlord's lien of rent, and for no other purpose, any and all sums of money or charges required to be paid by Tenant under this Lease, whether or not the same be so designated, shall be considered "Additional Rent." If such amounts or charges are not paid at the time provided in this Lease, they shall nevertheless, if not paid when due, be collectible as Additional Rent with the next installment of rent thereafter falling due hereunder, but nothing herein contained shall be deemed to suspend or delay the payment of any amount of money or charges as the same becomes due and payable hereunder, or limit any other remedy of Landlord.

         2.6 Cap on Operating Expenses. Notwithstanding any of the provisions contained in this Article 2 hereinabove to the contrary, Tenants allocable Operating Expenses shall be fixed at Three Dollars ($3.00) per square foot of leasable space for the first two (2) years of the Lease. Thereafter, annual adjustments of Tenant's share of Operating Expenses shall not increase by more than three percent (3%) over the dollar amount of the preceding year's Operating Expenses.

                    ARTICLE III: DELIVERY OF LEASED PREMISES

         Landlord will deliver the Leased Premises in "as is" condition modified only as specified in the specifications set forth in the "Landlord's Work Exhibit" (if attached). Any changes (including changes that may be required by any governmental authority), from the list of Landlord's Work, reasonably necessary and/or advisable during the preparation of the Leased Premises shall not require the approval of Tenant, nor shall any such modifications affect or change this Lease or invalidate same. Landlord hereby reserves the right at any time to perform maintenance operations and to make repairs, alternations, or additions, and to build additional stories on the building adjoining the same.

                   ARTICLE IV: CONDUCT OF BUSINESS BY TENANT

         4.1 Use of Leased Premises. Tenant will use and occupy the Leased Premises only for the purposes set forth in paragraph N above, and for no other use and purpose. In the event that Tenant uses the Leased Premises for purposes not expressly permitted herein, Landlord may, in addition to all other remedies available to it, terminate this Lease or restrain said improper use by injunction. Tenant shall not perform any acts or carry on any practices which may damage the Property building or improvements or be a nuisance or menace to other tenants in the Property or their customers, employees or invitees or which will result in the increase of casualty insurance premiums.

         4.2 Hours of Operation. Tenant shall continuously, during the term of this Lease and every extension hereof, if any be specific provided or agreed, keep the entire Leased Premises occupied and fully open for business during the Hours of Operation ( as specified in Paragraph P above) and shall at all times carry a stock of merchandise of such type, character and quality as shall be reasonably designed to produce the maximum Gross Receipts (as herein above defined).

         4.3 Shopping Center. Tenant acknowledges that Landlord has leased or may, in Landlord's sole discretion, lease on various terms and conditions other spaces in the Shopping Center in which the Leased Premises are located to business in store sizes all as Landlord may elect, some of which business may be in similar business as Tenant, and that Landlord has made no written or oral promises or representations of any kind or sort whatsoever, whether directly or indirectly, in respect of any of the same except only and solely as specifically in writing set forth in this lease. Tenant specifically confirms that Landlord has made no representations or warranties concerning tenant mix, concerning shopper traffic volumes, or concerning how the same will or might affect Tenant and that Tenant will take all necessary and appropriate business steps and actions, including all prudent advertising and marketing, to develop necessary shopper traffic and sales volume, all at Tenants sole cost and expense.

         4.4 Environmental Actions and Indemnification.

         (a) Tenant agrees not to store in, on or outside of the Leased Premises, any hazardous materials of any type, as defined by any local, state, or federal agency, or any other toxic corrosive, reactive, or ignitable material without first obtaining in each case all governmental approvals and permits required of such storage.

         (b) Tenant agrees to document all hazardous waste disposal, if any, by one of the following types of documentation: a hazardous waste manifest; a bill of lading from a bonded hazardous substance transporter showing shipment of a licensed hazardous waste facility; or a confirmation of receipt of materials from a recycler, a waste exchange operation, or other permitted hazardous waste management facility and to keep the same on file for no less than five (5) years following the Termination Date hereof. Tenant agrees not to generate hazardous effluents.

         (c) Tenant agrees to allow reasonable access to facilities for monitoring of the above by Landlord, and the Florida Department of Environmental Regulation to assure compliance with the above as well as any other conditions relating to the use of the Leased Premises. At any time during the term of this Lease and for a period of two years after the Conclusion of this Lease, Landlord shall have the right to have one Class I or Class II environmental audit performed upon the Leased Premises and adjacent areas at Landlord's expense to insure Tenant's performance hereunder.

         4.5 Environmental Indemnification. Tenant, and any guarantor, covenant and agree at their sole cost and expense, to indemnify, protect and hold Landlord harmless against and from any and all incurred and potential damages, losses, liabilities, costs, expenses, obligations, penalties, fines, impositions, fees, levies, lien removal or bonding costs, claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements, or expenses (including without limitation, attorneys' and experts' reasonable fees and disbursements) of any kind and nature whatsoever, including interest thereon, which may at any time be imposed upon, incurred by or asserted or awarded against Landlord arising from, out of, attributable to or by reason of required removal, relocation, elimination, remediation, or encapsulation, of Hazardous Materials from all or any portion of the Leased Premises and surrounding areas and, to the extent caused by Tenant and thereby required, the reconstruction and rehabilitation of the Leased Premises: (i) pursuant to, and in compliance with governmental requirements; or (ii) if the present or future use, operation, leasing, development, construction, alteration or refinancing of the Leased Premises or any part of the Property is limited or restricted in any way by reason of the existence of such Hazardous Materials.

         Hazardous Materials is defined as any and all hazardous or toxic materials, wastes and substances which are defined, determined or identified as such (including petroleum products if they are defined, determined or identified as such) in, or subject to, any governmental requirements.

                          ARTICLE V: SECURITY DEPOSIT

         5.1 Amount of Deposit. Prior to Landlord's execution of this Lease, Tenant shall deposit with Landlord the sum indicated as Security Deposit in paragraph M above, and if by check, is subject to collection. Said deposit shall be held by Landlord, without liability for interest, and may be commingled with other funds of Landlord as security for the faithful performance by Tenant of all the terms, covenants, and conditions of this Lease by Tenant to be kept and performed during the term hereof.

         5.2 Use and Return of Deposit. If at any time during the term of this Lease any of the rent herein reserved shall be overdue and unpaid, or any other sum payable by Tenant to Landlord hereunder shall be overdue and unpaid or in the event of the failure of Tenant to keep and perform any of the terms, covenants and conditions of this Lease to be kept and performed by Tenant, then Landlord may, at its option (but Landlord shall not be required to) appropriate and apply all or any portion of said deposit to the payment of any such overdue rent or other sum or so much thereof as shall be necessary to compensate Landlord for all loss or damage sustained or suffered by Landlord due to the breach of Tenant. Should the entire deposit, or any portion thereof, be appropriated and applied by Landlord for a payment of overdue rent or other sums due and payable by Tenant hereunder, then Tenant shall, upon the written demand of Landlord forthwith remit to Landlord a sufficient amount in cash to restore said security to the original sum deposited, and Tenant's failure to do so within five (5) days after receipt of such demand shall constitute a breach of this Lease. If Tenant shall fully and faithfully perform every provision of this Lease to be performed by it, the Security Deposit or any balance thereof shall be returned to Tenant within thirty days following the Termination Date of this Lease.

         5.3 Transfer of Deposit. Landlord may deliver the funds deposited hereunder by Tenant to the purchaser or transferee of Landlord's interest in the Leased Premises, in the event that such interest be sold or transferred, and thereupon Landlord shall be discharged from any further liability with respect to such deposit.

                      ARTICLE VI: FIXTURES AND ALTERATIONS

         6.1 Installation by Tenant. Tenant shall not make or cause to be made any alterations, additions, or improvements or install or cause to be installed any exterior signs, exterior lighting, plumbing fixtures, shades or awnings or make any changes to the common areas or the exterior of the building in which the Leased Premises are located without first obtaining Landlord's written approval and consent, not to be unreasonably delayed. Tenant shall present to Landlord plans and specifications for such work at the time approval is sought, and simultaneously demonstrate to Landlord that the proposed alterations comply with local zoning and building codes. All construction work done by Tenant within the Leased Premises and otherwise shall be performed in a good and workmanlike manner, in compliance with all governmental requirements. Without limitation on the generality of the foregoing, Landlord shall have the right to require that such work be performed in accordance with other reasonable rules and regulations which Landlord may, from time to time prescribe. Tenant agrees to indemnify Landlord and hold it harmless against any loss, liability or damage, resulting from such work, and Tenant shall, if requested by Landlord, furnish bond or other security satisfactory to Landlord against any such loss, liability or damage.

         6.2 Responsibility of Tenant. All alterations, decorations, additions and improvements made by Tenant, shall remain the property of Tenant for the term of this Lease, or any extension of renewal thereof. Such alterations, decorations, additions and improvements shall not be removed from the Leased Premises without prior consent in writing from Landlord. Upon expiration of this Lease, or any renewal term thereof, Landlord shall have the option of requiring Tenant to remove all such alterations, decorations, additions and improvements, and restore the Leased Premises as provided in Section 7.4 hereof. If Tenant fails to remove such alterations, decorations, additions and improvements and restore the Leased Premises, then such alterations, decorations, additions and improvements shall become the property of Landlord and in such event, should Landlord so elect, Landlord may restore the premises to its original condition for which cost, with allowance for ordinary wear and tear, Tenant shall be responsible and shall pay promptly upon demand.

         6.3 Tenant Shall Discharge All Liens. Nothing contained in this Lease shall be construed as a consent on the part of Landlord to subject the estate of Landlord to liability under the Construction Lien Law of the State of Florida. It being expressly understood that Landlord's estate shall not be subject to liens for improvements made by Tenant. Tenant shall strictly comply with the

Construction Lien Law of the State of Florida as set forth in Florida Statutes Chapter 713. In the event that a claim of lien pursuant to the Construction Lien Law of the State of Florida is filed against the Property or any portion thereof in connection with any work performed by or on behalf of Tenant, Tenant shall satisfy such claim or shall transfer same to security, within twenty (20) days from the date of filing. In the event that Tenant fails to satisfy or transfer such claim within said twenty (20) day period, Landlord may do so and thereafter charge Tenant, as additional rent, all costs incurred by Landlord in connection with satisfaction or transfer of such claim of lien, including attorney's fees. Further, Tenant agrees to indemnify, defend and save Landlord harmless from and against any damage or loss incurred by Landlord as a result of such a Construction Lien. If so requested by Landlord, a notice may be recorded in the Public Records for the purpose of protecting Landlord's estate from the Construction Lien, as provided in Florida Statutes ss. 713.10. Landlord has the right to record the notice without execution by Tenant in the event Tenant fails to execute the memorandum with seven (7) days of request. The security deposit paid by Tenant may be used by Landlord for the satisfaction or transfer of any Construction Lien, as provided in this Section. This Section shall survive the termination of the Lease.

         6.4 Signs, Awnings and Canopies. Tenant will not place or permit to be placed or maintained on a exterior door, wall or window of the Leased Premises any sign, awnings or canopy, or advertising matter or other thing of any kind, and will not place or maintain any decoration, letter or advertising matter on the glass of any window or door, nor will any illuminated sign be placed in any window area of the Leased Premises without first obtaining Landlord's written approval and consent.

            ARTICLE VII: REPAIRS AND MAINTENANCE OF LEASED PREMISES

         7.1 Responsibility of Landlord. Landlord agrees to repair and maintain in good order and condition the roof, roof drains, outside walls, foundations and structural portions, both interior and exterior, of the Leased Premises. There is excepted from the preceding covenant, however: (i) repair of replacement of broken plate or window glass (except in case of damage by fire or other casualty covered by Landlord's fire and extended coverage policy); (ii) doors, door closure devices, window and door frames, moldings, locks and hardware; (iii) repair of damage caused directly or indirectly by the negligence of Tenant, its employees, agents, contractors, customers, invitees; and (iv) interior repainting and redecoration. In no event, however, shall Landlord be liable for damages or injuries arising from the failure to make said repairs, nor shall Landlord be liable for damages or injuries arising from defective workmanship or materials in making any such repairs. Tenant waives the provision of any law, now or hereafter in effect, or any right under common law, permitting it to make repairs at Landlord's expense. Except as provided herein, Landlord shall not be obligated or required to make any other repairs, and all other portions of the Leased Premises shall be kept in good repair and condition by Tenant, and at the end of the term of this Lease, Tenant shall deliver the Leased Premises to Landlord in good repair and condition, reasonable wear and tear and damage from fire and other casualty excepted. Neither Landlord nor Landlord's agents or servants shall be liable for any damages caused by or growing out of any breakage, leakage, getting out of order or defective condition of the electric wiring, air conditioning or heating pipes and equipment, closets, plumbing, appliances, sprinklers, other equipment, or other facilities caused by, or growing out of any defect in the Property of any part thereof, or in any building attached or adjacent thereto or a part thereof, or in said Leased Premises or a part thereof, or caused by, or growing out of fire, rain, wind or other cause. Landlord shall deliver the leased premises to Tenant with all equipment therein (including heating, ventilation, and air conditioning [HVAC] systems) in working order. Notwithstanding anything in the lease to the contrary, if the HVAC system needs to be replaced, as opposed to being repaired, in the first leased year, Landlord shall pay eighty percent (80%) of the cost for same; in the second lease year, Landlord shall pay sixty percent (60%) of the cost for same, in the third lease year, Landlord shall pay forty percent (40%) of the cost; and in the fifth lease year, Landlord shall pay twenty percent (20%) of the cost. Thereafter, all costs associated with the HVAC system shall be Tenant's sole responsibility.

         7.2  Responsibilities of Tenant:

         (a) Tenant agrees to repair and maintain in good order and condition the nonstructural interior portions of the Leased Premises, including the doors, windows, plate and window glass and floor covering, plumbing, heating and air conditioning system.

         (b) Tenant will not install any equipment which exceeds the capacity of the utility lines leading into the Leased Premises or the building of which the Leased Premises constitute a portion.

         (c) Tenant, its employees, or agents, shall not mark, paint, drill or in any way deface any walls, ceilings, partitions, floors, wood, stone or ironwork without Landlord's written consent.

         (d) Tenant shall comply with the requirements of all laws, orders, ordinances, and regulations of all governmental authorities and will not permit any waste of property or same to be done and will take good care of the Leased Premises.

         (e) Tenant shall at its own expense perform all janitorial and cleaning services within the Leased Premises in order to keep same in a neat, clean and orderly condition, sanitary and free from objectionable odors and from insects and other pests and, with affirmative action, to disallow the usage and possession of any illegal substances in, on, or upon the Leased Premises.

         (f) Tenant shall keep all garbage and refuse in the kind of container specified by Landlord and shall place the same outside of the Leased Premises prepared for collection in the manner and at the times and places specified by Landlord in accordance with all regulations of the public authorities having, or purporting to have, jurisdiction.

         (g) Tenant shall have all loading and unloading of goods done only at such times and in such areas and through such entrances as may be designated for such purpose by Landlord. Trailers or trucks shall not be permitted to remain parked overnight in any area of the Shopping Center, whether loaded or unloaded.

         (h) Tenant shall keep Tenant's display windows, including window or shadow boxes, in or on the Leased Premises dressed and illuminated and its signs and exterior lights well lighted at all times during the term of the Lease during the Hours of Operation (as specified in Paragraph P above) and to keep the Leased Premises open for business during the Hours of Operation and for such additional hours as may become the standard as maintained by a majority of the tenants of the Shopping Center.

         (i) Tenant shall comply with all reasonable rules and regulations of Landlord in effect at the time of the execution of this Lease and at any time or times and from time to time promulgated by Landlord which Landlord, in its sole discretion shall deem necessary or appropriate in connection with the Leased Premises and the Shopping Center, including, without limitation, the installation of such fire extinguisher and other safety equipment as Landlord may reasonably require.

         (j) Tenant shall give Landlord prompt written notice (and telephonic notice in the case of emergency) of any fire or damage occurring on or to the Leased Premises.

         (k) Tenant, at its sole cost, shall maintain the air conditioning (including heating) unit(s) for the Leased Premises in good condition and repair throughout the term of this Lease. As a part of its air conditioning maintenance obligation, Tenant shall enter into an annual contract with an air conditioning repair firm, fully licensed to repair air conditioning units in the State of Florida, which firm shall:

                  (i) Regularly service the air conditioning unit(s) on the Leased Premises on a monthly basis, changing belts, filters, and other parts as required.

                  (ii) Perform emergency and extraordinary repairs on the air conditioning unit(s).

                  (iii) Keep a detailed record of all services performed on the Leased Premises and prepare a yearly service report to be furnished to Tenant at the end of each calendar year.

         Tenant shall furnish to Landlord, upon request, a copy of said yearly service reports. Not later than thirty (30) days prior to the Commencement Date and upon request thereafter, Tenant shall furnish to Landlord a copy of the air conditioning maintenance contract described above, and proof that the annual premium for the maintenance contract has been paid. Nothing stated hereinabove shall limit Tenant's obligation to maintain the air conditioning unit(s) in good condition and repair throughout the term of the Lease.

         7.3 Failure of Tenant to Repair. If Tenant refuses or neglects to repair properly as required hereunder and to the reasonable satisfaction of Landlord as soon as reasonably possible after written demand, or in the event Landlord shall undertake any maintenance or repair work was made necessary by the negligence or willful act of Tenant or any of its employees or agents, Landlord may make such repairs without liability to Tenant for any loss or damage that may accrue to Tenant's merchandise, fixtures, or other property, or to Tenant's business by reason thereof and upon completion thereof Tenant shall pay Landlord's cost for making such repairs, plus twenty (20%) percent as overhead, upon presentation of bill therefor, as Additional Rent. Said charges shall accrue interest at fifteen (15%) percent per annum from the date of completion of repairs by Landlord.

         7.4 Tenant's Surrender of Premises. At the expiration of the tenancy hereby created, Tenant shall surrender the Leased Premises in the same condition as the Leased Premises were in upon the Commencement Date reasonable wear and tear and any damage from fully insured casualty excepted, and shall surrender all keys for the Leased Premises to Landlord. Tenant shall remove all its trade fixtures, leased equipment and such part of the said Tenant's Work and any subsequent alterations or improvements which Landlord requests to be removed before surrendering the Leased Premises as aforesaid and shall repair any damage to the Leased Premises caused thereby. Tenant's obligation to observe to perform this covenant shall survive the expiration or other termination of the term of the Lease. In the event that Tenant shall vacate the Leased Premises in unsatisfactory condition, in addition to the cost of repairs, Tenant shall pay to the Landlord a sum equal to 110% of the Base Rent and Additional Rent for the time period required to effect such repairs.

                            ARTICLE VIII: UTILITIES

         Tenant shall be solely responsible for and shall promptly pay all charges for gas, electricity, telephone and trash removal or any other separately metered utility used or consumed in the Leased Premises. If any such charges are not paid when due, Landlord may, at its option, pay the same, and any amount so paid by Landlord shall thereupon become due to Landlord from Tenant as Additional Rent. In no event shall Landlord be liable for an interruption or failure in the supply of any such utilities to the Leased Premises. Landlord shall have the right at any time during the term of this Lease to have separate water meter installed for the Leased Premises at Tenant's expense and to require Tenant to obtain separate water and sewer service in its own name at Tenant's expense.

                      ARTICLE IX: INSURANCE AND INDEMNITY

         9.1 Liability Insurance. Tenant shall, during the entire term hereof, keep in full force and effect bodily injury and property damage comprehensive public liability insurance with respect to the Leased Premises for the combined single coverage of not less than $1,000,000.00. The policy shall name Landlord, any person, firms or corporations designated by Landlord, and Tenant as insured, and shall contain a clause that the insurer will not cancel or change the insurance without first giving Landlord ten (10) days prior written notice. The insurance shall be written by a company approved by Landlord and a copy of the policy or a certificate of insurance shall be delivered to Landlord prior to the commencement of the term of this Lease. Nothing herein shall be considered to limit the liability of Tenant under this Lease.

         9.2 Plate Glass Insurance. The replacement of any plate glass damaged or broken from any cause whatsoever in and about the Leased Premises shall be Tenant's responsibility. Tenant shall, during the entire term hereof, keep in full force and effect a policy of plate glass insurance covering all the plate glass of the Leased Premises, in amounts satisfactory to Landlord. The policy shall name Landlord, and any person, firm or corporation designated by Landlord and Tenant as insured, and shall contain a clause that the insurer will not cancel or change the insurance without first giving Landlord thirty (30) days prior written notice. The insurance shall be written by a company approved by Landlord and a copy of the policy or a certificate of insurance shall be delivered to Landlord prior to the commencement of the term of this Lease.

         9.3 Fire and Extended Coverage Insurance. Tenant shall at all times during the term hereof, and at its costs and expense, maintain in effect, policies of insurance covering its fixtures and equipment located on the Leased Premises, in an amount not less than on hundred (100%) percent of their replacement cost value, providing protection against any peril included within the standard classification of "Fire and Extended Coverage," together with insurance against sprinkler damage, vandalism, malicious mischief and business interruption insurance. The proceeds of such insurance, so long as this lease remains if effect, shall be used to repair or replace the fixtures and equipment so insured. The policy shall name Landlord, and any person, firm or corporation designated by Landlord and Tenant as insured, and shall contain a clause that the insurer will not cancel or change the insurance without first giving Landlord thirty (30) days prior written notice. The insurance shall be written by a company approved by Landlord and a copy of the policy or a certificate of insurance shall be delivered to Landlord prior to the commencement of the term of this Lease.

         9.4 Insurance on Inventory and Warehouseman's Coverage. Tenant shall at all times during the term hereof, and at its costs and expense, maintain in effect, policies of insurance covering all of its goods and inventory located on the Leased Premises, in an amount not less than one hundred percent of their actual cash value. If Tenant's use of the Leased Premises involves any activity as a bonded agent, consignee or warehouseman, Tenant shall also maintain policies of insurance covering all goods and materials held at the Leased Premises by Tenant in such capacity, providing protection against all damage, loss, theft, or other peril which may occur in connection therewith in an amount not less than Five Hundred Thousand Dollars ($500,000.00). The policy shall name Landlord, and any person, firm, or corporation designated by Landlord and Tenant as insured, and shall contain a clause that the insurer will not cancel or change the insurance without first giving Landlord thirty (30) days prior written notice. The insurance shall be written by a company approved by Landlord and a copy of the policy or a certificate of insurance shall be delivered to Landlord prior to the commencement of the term of this Lease.

         9.5 Increase in Fire Insurance Premium. Tenant agrees that it will not keep use, sell or offer for sale in or upon the Leased Premises any article which may be prohibited by the standard form of fire and extended risk insurance policy. Tenant agrees to pay any increase in premiums for fire and extended coverage insurance that may be charged during the term, of this Lease on the amount of such insurance which may be carried by Landlord on said Leased Premises or the building of which they are a part, resulting from the type of merchandise sold by Tenant in the Leased Premises, whether or not Landlord has consented to the same. In determining whether increased premiums are the result of Tenant's use of the Leased Premises, a schedule issued by the organization making the insurance rate on the Leased Premises, showing the various components of such rate, shall be conclusive evidence of several items and charges which make up the fire insurance rate on the Leased Premises. Tenant agrees to promptly make, at Tenant's cost, any repairs, alterations, changes and/or improvements to equipment in the Leased Premises required by the company issuing Landlord's fire insurance so as to avoid the cancellation of, or the increase in premiums on, said insurance.
         In the event Tenant's occupation and use of the Leased Premises causes any increase of premium for the fire, boiler and/or casualty rate on the Leased Premises or any part thereof above the rate for the least hazardous type of occupancy legally permitted in the Leased Premises, Tenant shall pay the additional premium of the fire, boiler and/or casualty insurance policies by reason thereof. Tenant also shall pay in such event, any additional premium on the rent insurance policy that may be carried by Landlord for its protection against rent loss through fire or other casualty. Bills for such additional premiums shall be rendered by Landlord to Tenant at such times as Landlord may elect and shall be due from, and payable by Tenant when rendered, and the amount thereof shall be deemed to be Additional Rent.

         9.6 Indemnification of Landlord. Tenant indemnifies Landlord and saves it harmless from and against any and all claims, actions, damages, liability and expense in connection with loss of life, personal injury and/or damage to property arising from or out of any occurrence in, upon or at the Leased Premises, or the occupancy or use by Tenant of the Leased Premises of any part thereof, or concessionaires, whether occurring in or about the Leased Premises or outside the Leased Premises but within the Property. In the event Landlord shall be made a party to any litigation commenced by or against Tenant, then Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorney's fees that may be incurred or paid by Landlord in enforcing the covenants and agreement in this Lease.

         9.7 Waiver of Subrogation. Tenant and Landlord each waive (unless said waiver should invalidate any such insurance) its right to recover damages against the other for any reason whatsoever to the extent Tenant recovers indemnity from its insurance carrier. Any insurance policy procured by Tenant which does not name Landlord as a named insured shall, if obtainable, contain an express waiver of any right of subrogation by the insurance company against Landlord. All public liability and property damage policies shall contain an endorsement that Landlord, although named as an insured, shall nevertheless be entitled to recover damages caused by the negligence of Tenant.

                    ARTICLE X: ATTORNMENT AND SUBORDINATION

         10.1 Attornment. In the event any proceedings are brought for the foreclosure of, or in the event of exercise of the power of sale under any mortgage made by Landlord covering the Leased Premises or in the event a deed is given in lieu of foreclosure of any such mortgage, if requested to do so, Tenant shall attorn to the purchaser or grantee in lieu of foreclosure upon any such foreclosure or sale and recognize such purchaser or grantee in lieu of foreclosure as Landlord under this Lease.

         10.2 Subordination. Tenant agrees that this Lease and the interest of Tenant herein shall be, and the same is made subject and subordinate at all times to all covenants, restrictions, easements, and other encumbrances now or hereafter affecting the fee title of the Property and to all ground and underlying leases and to any mortgage of any amounts and all advances made and to be made thereon, which may now or hereafter be placed against or affect any or all of the land and/or any or all of the buildings and improvements, including the Leased Premises, now or at any time hereafter constituting a part of the Property, and/or any ground or underlying leases covering the same, and to all renewals, modifications, consolidations, participation, replacements and extensions thereof. The term "Mortgage" as used herein shall be deemed to include trust indentures and deeds of trust. The aforesaid provisions shall be self-operative and no further instrument of subordination shall be necessary unless required by any such ground underlying lessors or mortgages. Should Landlord or any ground underlying lessors or mortgagees desire confirmation of such subordination, then Tenant, within ten (10) days following written request therefor, agrees to execute and deliver, without charge, any and all documents (in form acceptable to Landlord and such ground or underlying lessors or mortgagees) subordinating the Lease and Tenant's rights hereunder. However, should any such ground or underlying lessors or any mortgagees request that this Lease be made superior, rather than subordinate, to any such ground or underlying lease and/or mortgage, then Tenant, within ten
(10) days following Landlord's written request therefor, agrees to execute and deliver, without charge, any and all documents (in form acceptable to Landlord and such ground or underlying lessors or mortgagees) effectuating such priority.

         10.3 Nondisturbance. Landlord shall its best efforts to obtain, for the benefit of Tenant, a Nondisturbance Agreement from the holder of the first mortgage on the property in a form reasonably acceptable to Tenant. Landlord's failure to obtain this Nondisturbance Agreement shall not constitute any form of default, nor shall it in any way relieve Tenant of any of its Tenant's obligations under this Lease.

                     ARTICLE XI: ASSIGNMENT AND SUBLETTING

         11.1 Consent Required. Tenant may not assign or in any manner transfer, or grant or suffer any encumbrance of Tenant's interest in this Lease in whole or in part, nor sublet all or any portion of the Leased Premises, or grant a license concession or other right of occupancy of any portion of the Leased Premises, without the prior written consent of Landlord in each instance. The consent by Landlord to any assignment of subletting shall not constitute a waiver of the necessity for such consent to any subsequent assignment or subletting. It is understood that Landlord may refuse to grant consent to any assignment or subletting by Tenant with cause and may not, under any circumstances, be required or compelled to grant such consent. If this Lease is assigned, or if the Leased Premises or any part thereof be sublet or occupied by any party other than Tenant, Landlord may collect rent from the assignee, subtenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, subtenant or occupant as Tenant, or a release of Tenant from the further performance by Tenant, or a release of Tenant from the further performance by Tenant of the covenants on the part of Tenant herein contained. This prohibition against assignment or subletting shall be construed to include prohibition against any assignment or subleasing by operation of law, legal process, receivership, bankruptcy or otherwise, whether voluntary or involuntary. Notwithstanding any assignment or sublease, Tenant shall remain fully liable on this Lease and shall not be released from performing any of the terms, covenants and conditions of this Lease.

         11.2 Significant Change of Ownership. If Tenant is a corporation (other than one whose shares are regularly and publicly traded either on a recognized stock exchange or the over-the-counter market), if there shall occur any change in the ownership of and/or power to vote the majority of the outstanding capital stock of Tenant, whether such change of ownership is by sale, assignment, bequest, inheritance, operation of law or otherwise, without the prior written consent of Landlord, then Landlord shall have the option to terminate this Lese upon thirty (30) days notice to Tenant. If Tenant is a partnership, Tenant represents that the general partner executing this Lease is duly authorized to execute the same on behalf of said partnership. If there shall occur any change in the ownership of the interest of the general partners of the partnership, whether such change results from a sale, assignment, bequest, inheritance, operation of law or otherwise, or if the partnership is dissolved, without the prior written consent of Landlord, then Landlord shall have the option to terminate this Lease upon thirty (30) days notice to Tenant.

         11.3 Assignment by Landlord. In the event of the transfer and assignment by Landlord of its interest in this Lease and/or in the building containing the Leased Premises to a person expressly assuming Landlord's obligations under this Lease, Landlord shall thereby be released from any further obligations thereunder, and Tenant agrees to look solely to such successor in interest of Landlord for performance of such obligations. Any security given by Tenant to secure performance of Tenant's obligations hereunder may be assigned and transferred by Landlord to such successor in interest, and Landlord shall thereby by discharged of any further obligation relating thereto.

                  ARTICLE XII: WASTE, GOVERNMENTAL REGULATIONS

         12.1 Waste or Nuisance. Tenant shall not commit or suffer to be committed any waste upon the Leased Premises or any nuisance or other act or thing which may disturb the quiet enjoyment of any other tenant in the Property, or which may adversely affect Landlord's interest in the Leased Premises or the Property.

         12.2 Government Regulations. Tenant shall, at Tenant's sole cost and expense, comply with all county, municipal, state, federal laws, orders ordinances and other applicable requirements of all governmental authorities, now in force, or which may hereafter be in force, pertaining to, or affecting the condition, use or occupancy of the Leased Premises, and shall faithfully observe in the use and occupancy of the Leased Premises all municipal and county ordinances and state and federal statutes now in force or which may hereafter be in force. Tenant shall indemnify, defend and save Landlord harmless from all costs, losses, expenses, or damages resulting from Tenant's failure to perform its obligations under this Section.

                      ARTICLE XIII: RULES AND REGULATIONS

         Tenant agrees to comply with all rules and regulations Landlord may adopt from time to time for operation of the Property and parking facilities, and protection and welfare of Property and parking facilities, its tenants, visitors, and occupants. All such rules and regulations shall become a part of this Lease, and Tenant hereby agrees to comply with the same upon delivery of a copy thereof to Tenant, providing the same do not materially deprive Tenant of its rights established under this Lease.

                  ARTICLE XIV: DESTRUCTION OF LEASED PREMISES

         14.1 Total or Partial Destruction. If the Leased Premises shall be damaged by fire, the elements, unavoidable accident or other casualty, without the fault of Tenant, but are not thereby rendered untenantable in whole or in part, Landlord shall at its own expense cause such damage, except to Tenant's equipment and trade fixtures, to be repaired in a prompt manner, and the rent and other charges shall not be abated. If by reason of such occurrence, the Leased Premises shall be rendered untenantable only in part, Landlord shall at its own expense cause the damage, except to Tenant's equipment and trade fixtures, to be repaired in a prompt manner, but only to the condition in which the Leased Premises were originally delivered to Tenant, and the Base Rent and other charges meanwhile shall be abated proportionately as to the portion of the premises rendered untenantable, provided, however, if such damage shall occur during the last year of the term of this

Lease (or of any renewal term), Landlord shall have the right, to be exercised by notice to Tenant within sixty (60) days after said occurrence, to elect not to repair such damage and to cancel and terminate this Lease effective as of a date stipulated in Landlord's notice, which shall not be earlier than thirty
(30) days after the giving of such notice. If the Leased Premises shall be rendered wholly untenantable by reason of such occurrence, Landlord shall at its own expense cause damage, except to Tenant's equipment and trade fixtures, to be repaired, but only to the condition in which the Leased Premises were originally delivered to Tenant and the Base Rent and other charges meanwhile shall be abated in whole except that Landlord shall have the right, to be exercised by notice to Tenant within sixty (60) days after said occurrence, to elect not to reconstruct the destroyed premises, and in such event this Lease and the tenancy hereby created shall cease as of the date of such occurrence. Nothing in this Section shall be construed to permit the abatement in whole or in part of the Base Rent and other charges attributable to any period during which the Leased Premises shall be in untenantable condition, if such damage is caused by the fault of Tenant. Whenever the Base Rent and other charges shall be abated pursuant to this Section 14.1, such abatement shall continue until the date which shall be the sooner to occur of: (i) fifteen
(15) days after notice by Landlord to Tenant that the Leased Premises have been substantially repaired and restored; or (ii) the date Tenant's business operations are restored in the entire Leased Premises.

         14.2 Partial Destruction of Building. In the event that fifty (50%) percent or more of the rentable area of the building in which the Leased Premises are located shall be damaged or destroyed by fire or other cause, notwithstanding any other provisions contained herein and that the Leased Premises may be unaffected by such fire or other cause, Landlord shall have the right, to be exercised by notice in writing delivered to Tenant within sixty
(60) days after said occurrence, to elect to cancel and terminate this Lease. Upon the giving of such notice to Tenant, the term of this Lease shall expire by lapse of time upon the third day after such notice is given, and Tenant shall vacate the Leased Premises and surrender the same to Landlord.

         14.3 Reconstruction and Improvement. In the event of any reconstruction of the Leased Premises under this Section, said reconstruction shall be to promptly restore the Leased Premises to be substantially as delivered to Tenant by Landlord on the Commencement Date. Tenant, at its sole costs and expense, shall be responsible for the repair and restoration of all Tenant improvements and the replacement of its stock in trade fixtures, furniture, furnishings and equipment. Tenant shall commence the installation of fixtures, equipment, and merchandise hereof promptly upon delivery to it of possession of the Leased Premises and shall diligently prosecute such installation to completion.

                           ARTICLE XV: EMINENT DOMAIN

         15.1 Total Condemnation. If the whole of the Leased Premises shall be acquired or condemned by eminent domain for any public or quasi-public use or purpose, then the term of this Lease shall cease and terminate as of the date of title vesting in such proceeding and all rentals and other charges shall be paid up to that date and Tenant shall have no claim against Landlord for the value of any unexpired term of this Lease.

         15.2 Partial Condemnation. If any part of the Leased Premises shall be acquired or condemned by eminent domain for any public or quasi-public use or purpose, and in the event that such partial taking or condemnation shall, in the opinion of Landlord and Tenant, render the

Leased Premises unsuitable for the business of Tenant, then Landlord and Tenant shall each have the right to terminate this Lease by notice given to the other within sixty (60) days after the date of title vesting in such proceeding and Tenant shall have no claim against Landlord for the value of any unexpired term of this Lease. In the event of a partial taking or condemnation which is not extensive enough to render the Leased Premises unsuitable for the business of Tenant, then Landlord shall promptly restore the Leased Premises (exclusive of Tenant's equipment and trade fixtures) to a condition comparable to its condition at the time of such condemnation less the portion lost in the taking and the building of which the Leased Premises forms a part to the extent necessary to constitute the portion of the building not so taken as a complete architectural unit; provided that Landlord shall not in any event be required to spend for such repair, restoration or alteration work an amount in excess of the respective amounts received by Landlord as damages for the taking of such part of the Leased Premises and of the building of which the same forms a part. As used herein, the amount "received by Landlord" shall mean that portion of the award or damages in condemnation received by Landlord from the condemning authority which is free and clear of all prior claims or collections by the holders of any mortgages or deeds of trust or any ground or underlying lessors, and this Lease shall continue in full force and effect except that the fixed minimum annual rent and other charges shall be reduced in proportion to the portion of the Leased Premises lost in the taking. If more than twenty (20%) percent of the floor area of the buildings in the Property shall be taken as aforesaid (whether or not the Leased Premises shall be affected by the taking), Landlord shall have the right to terminate this Lease by notice to Tenant given within sixty (60) days after the date of title vesting in such proceeding and Tenant shall have no claim against Landlord for the value of the unexpired term of this Lease.

         15.3 Landlord's Damages. In the event of any condemnation of taking as hereinabove provided, whether whole or partial, Tenant shall not be entitled to any part of the award, as damages or otherwise, for such condemnation and Landlord is to receive the full amount of such award, Tenant hereby expressly waiving any right or claim to any part thereof.

         15.4 Tenant's Damages. Although all damages in the event of any condemnation are to belong to Landlord whether such damages are awarded as compensation for diminution in value of the Leasehold or the fee of the Leased Premises, Tenant shall have the right to claim and recover from the condemning authority, but not from the Landlord, such compensation as may be separately awarded or recoverable by Tenant in Tenant's own right on account of any damage to Tenant's business by reason of the condemnation and for or on account of any cost or loss to which Tenant might be put in removing Tenant's merchandise, furniture, fixtures, leasehold improvements and equipment, provided no such claim shall diminish or otherwise adversely affect Landlord's award. Each party agrees to execute and deliver to the other all instruments that may be required to effectuate the provisions of Section 15.3 and this Section 15.4.

         15.5 Sale Under Threat of Condemnation. A sale by Landlord to any authority having the power of eminent domain, either under threat of condemnation or while condemnation proceedings are pending, shall be deemed a taking under the power of eminent domain for all purposes under this Article.

                         ARTICLE XVI: DEFAULT OF TENANT

         16.1 Events of Default. Upon the happening of one or more of the events as expressed below in (a) to (i), inclusive (individually and collectively, "Events of Default"), Landlord shall have any and all rights and remedies hereinafter set forth:

         (a) In the event Tenant should fail to pay any monthly installment of rent or any other sums required to be paid hereunder, as and when the same become due.

         (b) In the event a petition in bankruptcy (including Chapter X and Chapter XI bankruptcy proceedings or any other reorganization proceedings under the Bankruptcy Act) be filed by Tenant, or be filed against Tenant, and such petition is not dismissed within thirty (30) days from the filing thereof, or in the event Tenant is adjudged bankrupt.

         (c) In the event an assignment for the benefit of creditors is made by Tenant.

         (d) In the event of an appointment by any court of a receiver or other court officer of Tenant's property and such receivership is not dismissed within thirty (30) days from such appointment.

         (e) In the event Tenant removes, attempts to remove, or permits to be removed from the Leased Premises, except in the usual course of trade, the equipment, furniture, effects or other property of Tenant brought thereon.

         (f) In the event Tenant, before the expiration of the term hereof and without the written consent of Landlord, vacates the Leased Premises or abandons the possession thereof, or uses the same for purposes other than the purposes for which the same are hereby leased, or ceases to use the Leased Premises or the Property for the purposes herein expressed.

         (g) In the event an execution or other legal process is levied upon the equipment, furniture, effects or other property of Tenant brought on the Leased Premises, or upon the interest of Tenant in this Lease, and the same is not satisfied or dismissed within ten (10) days from this levy.

         (h) In the event Tenant fails to keep, observe or perform any of the other terms, conditions or covenants on the part of Tenant herein to be kept, observed and performed for more than ten (10) days after written notice thereof is given by Landlord to Tenant specifying the nature of such default, or if the default so specified shall be of such a nature that the same cannot reasonably be cured or remedied within said ten(10) day period, if Tenant shall not in good faith have commenced the curing or remedying of such default within such ten (10) day period and shall not thereafter continuously and diligently proceed therewith to completion.

         (i) Notwithstanding anything contained herein to the contrary in the event of monetary defaults on the part of Tenant, Landlord shall give Tenant five (5) business days written notice within which Tenant must cure the defaults. With respect to non-monetary defaults, Landlord shall give Tenant thirty (30) calendar days written notice which Tenant shall cure any non-monetary defaults.

         16.2 Remedies of Landlord.

         (a) In the event of any such default or breach, Landlord shall have the immediate right to re-enter the Leased Premises by summary proceedings and to dispossess Tenant and all other occupants therefrom and remove and dispose of all property therein in the manner provided in Subdivision (c) of this Section and without Landlord being deemed guilty of trespass or becoming liable for any loss or damage which may be occasioned thereby. Landlord shall also have the right, at the option of Landlord, to terminate this Lease upon three (3) days written notice to Tenant and to thereupon re- enter and take possession of the said Leased Premises. In the event of any such default or breach, Landlord shall have the right, at its option, from time to time, without terminating this Lease, to re- enter and re-let the Leased Premises, or any part thereof as the agent and for the account of Tenant upon such terms and conditions as Landlord may deem advisable or satisfactory, in which event the rents received on such re-letting shall be applied first to the expenses of such re-letting and collection including but not limited to, necessary renovation and alterations of the Leased Premises, reasonable attorney's fees, any real estate commissions paid, and thereafter toward payment of all sums due or which become due Landlord hereunder, and if a sufficient sum shall not be thus realized or secured to pay such sums and other charges, (i) at Landlord's option, Tenant shall pay Landlord any deficiency monthly, notwithstanding Landlord may received rental in excess of the rental stipulated in this Lease in previous or subsequent months, and Landlord may bring an action therefor as such monthly deficiency shall arise, or (ii) at Landlord's option, the entire deficiency which is subject to ascertainment for the remaining term of this Lease, shall be immediately due and payable to Tenant. Nothing herein, however, shall be construed to require Landlord to re-enter in any event. Landlord shall not in any event, be required to pay Tenant any surplus of any sums received by Landlord on a re-letting of said Leased Premises in excess of the rent provided in this Lease.

         (b) In the event of any such default or breach, Landlord shall have the right, at its option, to declare the rents for the entire remaining term and other indebtedness, if any, immediately due and payable without regard to whether or not possession shall have been surrendered to or taken by Landlord, and may commence action immediately thereupon and recover judgment therefor.

         (c) Landlord in addition to other rights and remedies it may have, shall have the right to remove all or any part of Tenant's property from said Leased Premises and any property removed may be stored in any public warehouse or elsewhere at the cost of, and for the account of Tenant, and Landlord shall not be responsible for the care or safekeeping thereof. Tenant hereby waives any and all loss, destruction and/or damage or injury which may be occasioned by any of the aforesaid acts.

         (d) No such re-entry or taking possession of said Leased Premises by Landlord shall be construed as an election on Landlord's part to terminate this Lease unless a written notice of such intention is given to Tenant. Notwithstanding any such re-letting without termination, Landlord may at all times hereafter, elect to terminate this Lease for such previous default or breach. Any such re-entry shall be allowed by Tenant without hindrance, and Landlord shall not be liable in damages for any such re- entry, or guilty of trespass or forcible entry.

         (e) Any and all rights, remedies and options given in this Lease to Landlord shall be cumulative and in addition to and without waiver of or in derogation of any right or remedy given to it under any law now or hereafter in effect.

         16.3 Waiver. The waiver by Landlord of any breach of any term, condition or covenant herein contained shall not be a waiver of such term, condition or covenant, or any subsequent breach of the same or any other term, condition or covenant herein contained. The consent or approval by Landlord to or of any act by Tenant requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent to or approval of any subsequent similar act by Tenant. No re-entry hereunder shall bar the recovery of rents or damages for the breach of any of the terms, conditions or covenants on the part of Tenant herein contained. The receipt of rent after breach or condition broken, or delay on the part of Landlord to enforce any right hereunder, shall not be deemed a waiver of forfeiture, or a waiver of the right of Landlord to annul this Lease or to re-enter said Leased Premises or the re-let same.

         16.4 Expenses of Enforcement. In the event any payment due Landlord under this Lease shall not be paid on the due date, Tenant agrees to pay interest on the amount which is delinquent at the highest rate permitted under the laws of the State of Florida, for such delinquent payment until made. In the event any check, bank draft, order for payment or negotiable instrument given to Landlord for any payment under this Lease shall be dishonored for any reason whatsoever not attributable to Landlord, Landlord shall be entitled to make an administrative charge to Tenant of One Hundred ($100.00) Dollars. In the event that it shall be necessary for Landlord to give more than one (1) written notice to the Tenant of any violation of this Lease, Landlord shall be entitled to make an administrative charge to Tenant of One Hundred ($100.00) Dollars for each such notice. Tenant recognizes and agrees that the charges which Landlord is entitled to make upon the conditions stated in this Section 16.4 represent, at the time this Lease is made, a fair and reasonable estimate and liquidation of the costs of Landlord in the administration of the Property resulting to Landlord from the events described which costs are not contemplated or included in any other rental or charges becoming due under this Section of this Lease shall be added and become due with the next ensuing monthly payment of Base Rent and shall be collectible as part thereof.

         16.5 Legal Expenses. In the event that it shall become necessary for Landlord to employ the services of an attorney to enforce any of its rights under this Lease or to collect any sums due to it under this Lease or to remedy the breach of any covenant of this Lease on the part of Tenant to be kept or performed, regardless of whether suit be brought, Tenant shall pay to Landlord such fee as shall be charged by Landlord's attorney for such services. Should suit be brought for the recovery of possession of the Leased Premises, or for rent or any other sum due Landlord under this Lease, or because of the breach of any of Tenant's covenants under this Lease, Tenant shall pay to Landlord all expenses of such suit and any appeals thereof, including a reasonable attorney's fee.

         Notwithstanding anything contained herein to the contrary, in the event of any litigation between the parties the prevailing party shall be entitled to a reasonable attorney's fee and court costs.

                        ARTICLE XVII: ACCESS BY LANDLORD

         17.1 Right of Entry. Landlord and Landlord's agents shall have the right to enter the Leased Premises at all reasonable times upon reasonable notice to examine the same, and to show them to prospective purchasers or lessees of the building, and to make such repairs, or alterations, improvements or additions as Landlord may deem necessary or desirable, and Landlord shall be allowed to take all material into and upon said Leased Premises that may be required therefor without the same constituting an eviction of Tenant in whole or in part and the rent reserved shall in no way abate while said repairs, alterations, improvements or additions are being made unless Tenant is prevented from operating in the Leased Premises in whole or in part, in which event rent shall be proportionately abated during said period. During the six (6) months prior to the expiration of the term of this Lease or any renewal term, Landlord may exhibit the Leased Premises to prospective tenants or purchasers, and place upon the Leased Premises the usual notices "To let" for "For Sale" which notices Tenant shall permit to remain thereon without molestation. If tenant shall not be personally present to open and permit an entry into said Leased Premises, at any time, when for any reason an entry therein shall be reasonably necessary or permissible, Landlord or Landlord's agents may enter the same without in any manner affecting the obligations and covenants of this Lease. Nothing herein contained, however, shall be deemed or construed to impose upon Landlord any obligation responsibility or liability whatsoever, for the care, maintenance or repair of the building or any part thereof, except as otherwise herein specifically provided.

         17.2 Roof. Use of the roof and air space above the Leased Premises is reserved exclusively to Landlord.

                        ARTICLE XVIII: TENANT'S PROPERTY

         18.1 Taxes on Leasehold or Personalty. Tenant shall be responsible for and shall pay before delinquent all municipal, county or state taxes assessed during the term of this Lease against any leasehold interest or personal property or any kind, owned by or placed in, upon or about the Leased Premises by Tenant.

         18.2 Loss and Damage. Landlord shall not be responsible for any damage to property of Tenant or of others located on the Leased Premises nor for the loss of or damage to any property of Tenant or of others by theft or otherwise. Landlord shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain, or leaks from any part of the Leased Premises or from the pipes, appliances or plumbing works or from the roof, street or subsurface of from any other place or by dampness or by any other cause or whatsoever nature. Landlord shall not be liable for any such damage caused by other tenants or persons in the Leased Premises, occupants of adjacent property, of the Property, or the public, or caused by operations in construction of any private, public or quasi-public work. Landlord shall not be liable in damages or otherwise for any latent defect in the Leased Premises or in the building of which they form a part, except that if Tenant shall give notice to Landlord within a period of one
(1) year from the date Tenant takes possession of the Leased Premises of the existence of any such latent defect, then provided such defect shall not have resulted from any act, alteration, or improvement made by Tenant, Landlord shall repair such defect. All property of Tenant kept or stored on the Leased Premises shall be kept or stored at the risk of Tenant only and Tenant shall hold Landlord harmless from any and all claims arising out of damage to same, including subrogation claims by Tenant's insurance carriers.

         18.3 Notice by Tenant. Tenant shall give immediate notice to Landlord in case of fire or accidents in the Leased Premises or in the building of which the premises are a part of the defects therein or in any fixtures or equipment.

                     ARTICLE XIV: HOLDING OVER, SUCCESSORS

         19.1 Holding Over. On the last day of the term of this Lease, or upon any earlier termination of this Lease, or upon re-entry by Landlord upon the demised premises, Tenant shall peaceably and without notice of any sort, quit and surrender the demised premises to Landlord in good order, condition and repair, except for ordinary wear and tear and such damage or destruction as Landlord is required to repair or restore under the terms of this Lease, and Tenant shall remove all of Tenant's property therefrom. Tenant specifically agrees that in the event Tenant retains possession and does not so quit and surrender the premises to Landlord, then Tenant shall pay to Landlord (I) all damages that Landlord may suffer on account of Tenant's failure to so surrender and quit the demised premises, and Tenant will indemnify and save Landlord harmless from and against any and all claims made by a succeeding tenant of the demised premises against Landlord on account of delay of Landlord in delivering possession of the demised premises to said succeeding tenant to the extent that such delay is occasioned by the failure of Tenant to so quit and surrender said premises, and (ii) rent for each month or any applicable portion of a month of such holding over at twice the amount payable for the month immediately preceding the termination of this Lease, during the time Tenant thus remains in possession. The provisions of this paragraph do not waive any of Landlord's rights of re-entry or any other right under the terms of this Lease. If Tenant shall fail to surrender the premises as herein provided, no new tenancy shall be created and Tenant shall be guilty of unlawful detainer. No surrender of this Lease or of the premises shall be binding on Landlord unless: (a) Tenant physically surrenders the keys to the premises; and (b) Landlord specifically acknowledges and consents to the surrender in writing.

         19.2 Successors. All rights and liabilities herein given to, or imposed upon, the respective parties hereto shall extend to and bind the several respective heirs, executors, administrators, successors, and permitted assigns of the said parties; and if there shall be more than one Tenant, they shall be bound jointly and severally by the terms, covenants and agreements herein. No rights, however, shall insure to the benefits of any assignee of Tenant unless the assignment to such assignee has been approved by Landlord in writing as provided in Section 11.1 hereof. Nothing contained in this Lease shall in any manner restrict Landlord's right to assign or encumber this Lease and, in the event Landlord sells or transfers its interest in the Property and the purchaser or transferee assumes Landlord's obligation and covenants, Landlord shall thereupon be relieved of all further obligations hereunder.

                          ARTICLE XX: QUIET ENJOYMENT.

         Upon payment by Tenant of the rents herein provided, and upon the observance and performance of all the covenants, terms, and conditions on Tenant's part to be observed and performed, Tenant shall peaceably and quietly hold and enjoy the Leased Premises for the term hereby demised without hindrance or interruption by Landlord or any other person or persons lawfully or equitably claiming by, through or under Landlord, subject, nevertheless, to the terms and conditions of this Lease.

                           ARTICLE XXI: MISCELLANEOUS

         21.1 Accord and Satisfaction. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying the check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided in the Lease or by law.

         21.2 No Partnership. Landlord does not, in any way or for any purpose, become a partner for Tenant in the conduct of its business, or otherwise, or joint venturer or a member of a joint enterprise with Tenant.

         21.3 Force Majeure. In the event that either party hereto shall be delayed or hindered in or prevented from the performance of any act required hereunder by reason of strikes, lock-outs, labor troubles, inability to procure materials, failure of power, restrictive governmental laws or regulations, riots, insurrection, war or other reason of a like nature not the fault of the party delayed in performing work or doing acts required under the terms of this Lease, then performance of such act shall be excused for the period of the delay and the period for the performance of any such act shall be extended for a period of such delay. The provisions of this Section 21.3 shall not operate to excuse Tenant from the prompt payment of rent, additional rent or any other payments required by the terms of this Lease.

         21.4 Notices. All notices shall be in writing and shall be deemed received three days after dispatch thereof. Any notice by Tenant to Landlord must be served by certified or registered mail or private courier service (such as Federal Express), delivery charges prepaid, addressed to Landlord at the address first hereinabove given or at such other address as Landlord may designate by written notice. Any notice by Landlord to Tenant shall be served by first class mail, or private courier service (such as Federal Express), delivery charges prepaid, addressed to Tenant at the address set forth in paragraphs A and B above, or at such other address as Tenant shall designate by written notice. Notice shall be deemed to be properly given if addressed to Tenant at its last known address, if such first class mail is refused or otherwise not delivered.

         21.5 Captions and Sections Numbers. The captions and section numbers, appearing in this Lease are inserted only as matter of convenience and in no way define, limit, construe, or described the scope or intent of such sections or articles of this Lease nor in any way affect this Lease.

         21.6 Tenant Defined, Use of Pronoun. The word "Tenant" shall be deemed and taken to mean each and every person mentioned as a Tenant herein be the same, one or more. If there shall be more than one Tenant, any notice required or permitted by the terms of this Lease may be given by or to any one thereof, and shall have the same force and effect as if given or to all thereof. The use of the neuter singular pronoun to refer to Landlord or Tenant shall be deemed a proper reference even though Landlord or Tenant may be an individual, a partnership, a corporation, or a group of two or more individuals or corporations. The necessary grammatical changes required to make the provisions of this Lease apply in the plural sense where there is more than one Landlord or Tenant and either corporations, associations, partnerships, or individuals, males or females, shall in all instances be assumed as though in each case fully expressed.

         21.7 Broker's Commission. Landlord shall pay the broker's commission as set forth in paragraph O above. Tenant represents and warrants that it has dealt with no other broker, salesman, agent or other person in connection with this transaction except as set forth in this Lease, and that no other broker, salesman agent or other person brought about this transaction. Tenant agrees to indemnify and hold Landlord harmless from and against any claims by any other broker, salesman, agent or other person claiming a commission or other from of compensation by virtue of having dealt with Tenant with regard to this leasing transaction (including, without limitation, the cost of attorneys fees in connection therewith.)

         21.8 Partial Invalidity. In any term, covenant or condition of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term, covenant or condition to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term, covenant or condition of this Lease shall be valid and be enforced to the fullest extent permitted by law.

         21.9 Effectiveness of Lease. The submission of this Lease for examination does not constitute a reservation of or option for the Leased Premises and this Lease becomes effective as a lease only upon execution and delivery thereof by Landlord to Tenant, and the receipt of the full security of the full security deposit, and if paid by check, subject to clearance.

         21.10 Recording. Tenant shall not record this Lease or any memorandum thereof without the written consent and joinder of Landlord.

         21.11 Liability of Landlord. Anything contained in this Lease at law or in equity to the contrary notwithstanding, Tenant expressly acknowledges and agrees that there shall at no time be or be construed as being any personal liability by or on the part of Landlord under or in respect of this Lease or in any way related hereto or the Leased Premises; it being further acknowledged and agreed that Tenant is accepting this Lease and the estate created hereby upon and subject to the understanding that it shall not enforce or seek to enforce any claim or judgment or any other matter, for money or otherwise, personally or directly against any officer, director, stockholder, partner, principal (disclosed or undisclosed), representative or agent of Landlord, but will look solely to Landlord's interest in the Property for the satisfaction of any and all claims, remedies or judgments (or other judicial process) in favor of Tenant requiring the payment of money by Landlord in the event of any breach by Landlord of any of the terms, covenants or agreements to be performed by Landlord under this Lease or otherwise, subject, however, to the prior rights of any ground or underlying lessors or the holders of the mortgages covering the Property, and no other assets of Landlord shall be subject to levy, execution or other judicial process for the satisfaction of Tenant's claims; such exculpation of personal liability as herein set forth to be absolute, unconditional and without exception of any kind.

         21.12 Time of the Essence. Time is of the essence of this Lease and each and all of its provisions in which performance is a factor.

         21.13 Estoppel Information. When the commencement date is determined, Tenant agrees upon request of Landlord, to execute and deliver to Landlord, without charge and within ten (10) days following request therefor, a written declaration in form satisfactory to
Landlord: (I) ratifying this Lease; (ii) confirming the commencement and expiration dates of the term of this Lease; (iii) certifying that Tenant is in occupancy of the Leased Premises, the date Tenant commenced operating Tenant's business therein and that this Lease is in full force and effect and has not been assigned, modified, supplemented or amended, except by such wiring as shall be stated; (iv) that all conditions under this Lease to be performed by Landlord have been satisfied, except such as shall be stated; (v) that there are no defenses or offsets against the enforcement of this Lease by Landlord, or stating those claimed by Tenant; (vi) reciting the amount of advance rental, if any, paid by Tenant and the date to which rental has been paid; (vii) reciting the amount of security deposited with Landlord, if any; and (viii) certifying the status of any other matter requested by Landlord or its lender. Tenant agrees to execute and deliver similar declarations at any time and from time to time and within ten (10) days following request therefor by Landlord or by any mortgage binders or ground or underlying lessor and or purchaser of the Property, and each of such parties shall be entitled to rely upon such written declaration made by Tenant. Tenant's failure or refusal to execute the declaration required hereunder within ten (10) days following the request therefor will constitute a default hereunder and Landlord shall have such rights and remedies against Tenant as is available to Landlord for Tenant's default.

         21.14 Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

         21.15 Radon Gas. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present a health risk to persons who are exposed to it over time. Levels of Radon that exceed Federal and State guidelines have been found in buildings in Florida. Additional information regarding Radon and Radon testing may be obtained from your county public health unit.

         21.16 Choice of Law. This Lease shall be governed by the laws of the State of Florida. The venue for any action filed in connection herewith by either party shall be Palm Beach County, Florida.

         21.17 Counterparts. This Lease may be executed in multiple copies, each of which shall be deemed an original, and all of such copies shall together constitute one and the same instrument.

         21.18 Acceptance of Funds by Landlord. No receipt of money by the Landlord from the Tenant after the termination of this Lease or after the after final judgment for possession of the Leased Premises shall reinstate, continue or extend the term of this Lease or affect any such notice, demand or suit.

         21.19 Attachments. The Exhibits as well as any Addenda which are attached to this Lease are a part of this Lease and are incorporated herein as if fully set forth herein.

         21.20 Entire Agreement. This Lease and the Exhibit, and Rider, if any, attached hereto, and forming a part hereof, set forth all covenants, promises, agreements, conditions and understandings between Landlord and Tenant concerning the Leased Premises and there are no covenants, promises, conditions or understandings, either oral or written, between them other than are herein set forth. No provision of this Lease may be amended or added to except by an agreement in writing signed by the parties hereto or their respective successors in interest.

         21.21 Personal Guaranty of A. J. Nassar. A. J. Nassar, Secretary and Treasurer of Tenant, shall personally guaranty, for the first twenty-four (24) months of the leased term, the payment by Tenant of Base Rent and other charges to be paid by Tenant to Landlord. Such guaranty shall not include the guaranty of any other financial obligations of Tenant such as the environmental indemnity. A. J. Nassar shall also provide Landlord, and Landlord's Lender, such financial information, including financial statements, balance sheets and the like, as may be requested by Landlord's Lender. A. J. Nassar shall also execute any and all forms of personal guaranty as he may be required by Landlord's Lender, provided that there are no changes in the economic terms of such personal guaranty.

                  ARTICLE XXIII: WAIVER OF RIGHT TO JURY TRIAL

         THE PARTIES HERETO WAIVE TRIAL BY JURY IN CONNECTION WITH PROCEEDINGS OR COUNTERCLAIMS BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER.

IN WITNESS WHEREOF, Landlord and Tenant have signed and sealed this Lease of this __________day of ____________________________, 2000.

                                            LANDLORD HYPOLUXO
                                            PLAZA, LLC.,
                                            a Florida limited liability company

_________________________________
(Witness as to Landlord)

_________________________________
(Witness as to Landlord)                           By:_________________________
                                                      Ned L. Siegel, President

                                                              TENANT

                                       FLOOR DECOR, INC., a Florida Corporation
_________________________________
(Witness as to Tenant)

                                           By:_________________________________
_________________________________
(Witness as to Tenant)                        A. J. Nassar, Secretary/Treasurer