Form 10QSB
period 2001-09-30
MEDIA COMMUNICATIONS GROUP INC
filed 2001-11-14
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                                 (954) 351-9833
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_          No___
                                         -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                            Outstanding as of
Class                                                       November 2, 2001
----------------------                                      ----------------
Common Stock, Par                                            54,236,664
Value $0.001 per share

                                FLOOR DECOR, INC.
               Form 10-QSB for the Quarter Ended September 30, 2001

                                      INDEX

Part I.           FINANCIAL INFORMATION                                Page

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                   (unaudited) as of September 30, 2001 and
                   December 31, 2000.................................... 3

                  Condensed Consolidated Statements of
                   Operations (unaudited) for the three and nine
                   months ended September 30, 2001 and for the
                   period from July 3, 2000 (inception) through
                   September 30, 2000................................... 4

                  Condensed Consolidated Statements of
                   Cash Flows (unaudited) for the nine months
                   ended September 30, 2001 and for the
                   period from July 3, 2000 (inception) through
                   September 30, 2000................................... 5

                  Notes to Condensed Consolidated Financial
                   Statements (unaudited)............................... 6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........11

Part II.          OTHER INFORMATION

         Items 1-3. Not applicable.......................................17

         Item 4. Submission of Matters to a Vote of Security Holders.... 17

         Item 5. Other Information...................................... 18

         Item 6. Not applicable......................................... 18

         Signatures..................................................... 18

Part I.     Item 1.

Floor Decor, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

                                                                     September 30,           December 31,
                                                                         2001                    2000
                                                                      (Unaudited)
                                                                  -------------------------------------------
Assets
Current Assets
    Accounts receivable                                              $      70,904             $      57,769
    Other receivables                                                       14,933                      --
    Inventories                                                            590,661                   525,750
    Prepaid expenses                                                        35,808                    13,805
                                                                  -------------------------------------------
         Total current assets                                              712,306                   597,324


Property and Equipment, net                                                144,839                   138,024


Deposits and Other Assets                                                   62,272                    95,125
                                                                  -------------------------------------------
         Total assets                                                $     919,417             $     830,473
                                                                  ===========================================

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
    Accounts Payable                                                 $     671,946             $     215,048
    Notes payable due stockholders                                       1,549,212                 1,204,986
    Accrued expenses                                                       125,428                    35,115
    Customer deposits                                                      199,691                    40,728
                                                                  -------------------------------------------
         Total current liabilities                                       2,546,277                 1,495,877
                                                                  -------------------------------------------


Commitments


Stockholders' Equity (Deficit)
    Common stock, at par value                                              54,237                       100
    Additional paid in capital                                             (58,446)                     --
    Subscription receivable                                                   (622)                     --
    Accumulated deficit                                                 (1,622,029)                 (665,504)
                                                                  -------------------------------------------
         Total Stockholders' Equity (Deficit)                           (1,626,860)                 (665,404)
                                                                  -------------------------------------------
         Total liabilities and Stockholders' Equity (Deficit)        $     919,417             $     830,473
                                                                  ===========================================

                 See notes to consolidated financial statements

Floor Decor, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                Inception
                                                                                  Date of
                                                            Three Months       July 3, 2000         Nine Months
                                                               Ended              through              Ended
                                                             Sept. 30,           Sept. 30,           Sept. 30,
                                                                2001               2000                2001
                                                         ------------------  ----------------    ----------------

Net Sales                                                  $     1,297,555     $     102,920       $   2,649,056
Cost of goods sold                                                 756,231            24,790           1,467,840
                                                         ------------------  ----------------    ----------------
      Gross Profit                                                 541,324            78,130           1,181,216

Operating Expenses
  Selling expense                                                  348,821            47,021             727,162
  General and administrative expense                               435,098           233,581           1,306,922
                                                         ------------------  ----------------    ----------------
    Total Operating Expenses                                       783,919           280,602           2,034,084
                                                         ------------------  ----------------    ----------------

      Operating Loss                                              (242,595)         (202,472)           (852,868)
                                                         ------------------  ----------------    ----------------

Other income (expense)
    Other income                                                         -               481                   -
    Interest expense                                               (38,635)           (5,896)           (103,657)
                                                         ------------------  ----------------    ----------------
                                                                   (38,635)           (5,415)           (103,657)
                                                         ------------------  ----------------    ----------------
      Net loss                                             $      (281,230)    $    (207,887)      $    (956,525)
                                                         ==================  ================    ================

      Basic and diluted net loss per
       common share                                        $        (0.005)    $      (0.010)      $      (0.018)
                                                         ==================  ================    ================

      Weighted average shares outstanding
       (basic and diluted)                                      54,236,664        20,501,459          54,236,664
                                                         ==================  ================    ================

See Notes to Consolidated Financial Statements

Floor Decor, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited)

                                                                                             Inception
                                                                             Nine             Date of
                                                                             Months         July 3, 2000
                                                                             Ended            Through
                                                                           Sept. 30,         Sept. 30,
                                                                             2001               2000
                                                                         ---------------------------------
Cash Flows From Operating Activities
     Net loss                                                                (956,525)           (207,887)
     Adjustments to reconcile net loss to net cash used in
          Operating activities:
          Depreciation                                                         27,512               2,653
          Gain on sale of property and equipment                                    -                (351)
          Changes in assets and liabilities                                   601,194            (349,463)
                                                                         ---------------------------------
              Net cash used in operating activities                          (327,819)           (555,048)
                                                                         ---------------------------------
Cash Flows From Investing Activities
     Proceeds from sale of property and equipment                              10,653              29,457
     Purchase of property and equipment                                       (44,980)           (104,545)
     Decrease in deposits and other assets                                     32,853             (81,000)
                                                                         ---------------------------------
              Net cash used in investing activities                            (1,474)           (156,089)
                                                                         ---------------------------------
Cash Flows From Financing Activities
     Issuance of common stock                                                       -                 100
     Proceeds from note payable                                                     -             250,000
     Interest on notes payable                                                 16,084                   -
     Advances to employees                                                    (14,933)                  -
     Loans and advances from stockholders                                     645,825             525,923
     Repayments to stockholders                                              (317,683)            (64,887)
                                                                         ---------------------------------
              Net cash provided by financing activities                       329,293             711,136
                                                                         ---------------------------------
              Net change in cash                                                    -                   -
Cash:
     Beginning                                                                      -                   -
                                                                         ---------------------------------
     Ending                                                                $        -          $        -
                                                                         =================================
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                                  $   103,657          $    5,896
                                                                         =================================
Supplemental Disclosure of Non-cash Investing and
  Financing Activities
    Common stock issued in exchange for
    subscriptions receivable                                              $       622          $        -
                                                                         =================================

See notes to consolidated financial statements

Floor Decor, Inc. and Subsidiary
Notes to Consolidated Financial Statements


Note 1.           Basis of Presentation

         The accompanying unaudited financial statements (except for the balance sheet at December 31, 2000, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 audited consolidated financial statements.

         The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which were filed as an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on July 24, 2001. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


Note 2.           Related Party Transactions

         Notes Payable to Stockholders: The Company owes a stockholder a note in the amount of $880,066 as of September 30, 2001. The note bears interest at 10%, and is due on demand. Interest expense related to this note amounted to $20,324 in the third quarter of 2001 and $64,407 for the nine months ended September 30, 2001. Also, as of September 30, 2001 the Company owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. This stockholder owns approximately 28.4% of the outstanding shares of the Company's common stock as of September 30, 2001.

         Notes Payable to stockholders as of September 30, 2001 also include amounts owed by the Company totaling $322,680, including $19,680 of accrued interest, to certain stockholders of record of the Company as of September 30, 2001. The various notes that comprise this $322,680 all bear interest at 15% and are due on demand, after May 12, 2002. Interest expense related to these notes amounted to $11,899 for the three months ended and $19,680 for the nine months ended September 30, 2001. The stockholders that provided the Company with these notes are stockholders of record of the Company as of September 30, 2001, but no one individual owns more than 0.06% of the outstanding shares of the Company's common stock.

         As of September 30, 2001 the Company owed a total of $266,084, including $16,084 of accrued interest, in a note payable to two stockholders of record of the Company as of September 30, 2001 apart from the obligations above. The note bears interest at 10% and is due on demand. Interest expense related to this note amounted to $6,596 in the third quarter of 2001 and $19,157 for the nine months ended September 30, 2001. These two stockholders combined owned approximately 0.18% of the outstanding shares of the Company's common stock as of September 30, 2001. These two stockholders became stockholders of the Company on January 1, 2001 and therefore as of December 31, 2000, the note payable, in the amount of $250,000 was classified as a note payable on that balance sheet date. The note payable was disclosed in footnotes to the December 31, 2000 financial statements as a note payable to a third party.

         Other Receivables: As of September 30, 2001 the Company was owed a total of $14,933 from four employees. The Company from time to time advances nominal amounts of money to its employees for personal reasons. The advances do not bear interest and are due on demand.


Note 3.           Income Tax Matters

         The Company has net operating losses as of September 30, 2001 for federal income tax purposes of approximately $960,000. Any future benefit to be realized from these net operating losses is dependent upon the Company earning sufficient future taxable income during the periods that the carryforwards are available. Due to this uncertainty, the Company has not recognized any deferred tax benefits relating to the net operating loss carryforward and has offset the deferred tax asset with a valuation allowance in the amount of $320,000.


Note 4.           Net Loss per Common Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are excluded from the computation if their effect is antidilutive. Pro forma basic loss per common share was computed using 54,236,664 shares, for both the three-month and nine-month periods ending September 30, 2001, the weighted average number of common shares outstanding for both periods. Pro forma basic loss per common share was computed using 20,501,459 shares, for the period beginning on July 3, 2000, the inception date of the Company, through September 30, 2000, the weighted average number of pro forma common shares outstanding for the period. This number of shares outstanding was computed as follows:

Number of Floor Decor shares outstanding for the entire                    378
period of July 3, 2000 through September 30, 2000


Number of Floor Decor shares outstanding at the time of                  1,000
the reverse merger on May 22, 2001 that were converted into shares of the new Public Company

Conversion ratio                                                         37.80%

Number of shares outstanding after the May 22, 2001                 54,236,664
reverse merger was effected

Calculated Number of Floor Decor shares outstanding for             20,501,459
the entire period of July 3, 2000 through September 30, 2000 as effected for the reverse merger on May 22, 2001

Since the Company had a loss for all periods presented, basic and diluted loss per common share are equal.


Note 6.           Stockholders' Equity

         From the date of inception, July 3, 2000, through December 31, 2000 Floor Decor had 1,000 shares of common stock authorized and 378 shares issued and outstanding. The Company issued an additional 622 shares of common stock on January 1, 2001 at a cost of $1 per share. The total amount owed for the 622 shares is in subscriptions receivable as of September 30, 2001. As a result of these additional shares being issued, the Company had 1,000 shares of common stock authorized and 1,000 shares issued and outstanding prior to the reverse merger (as described below) on May 22, 2001.

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

         To recapitalize Floor Decor as a result of the reverse merger with only an exchange of shares, additional paid in capital as of September 30, 2001 includes:

Calculation of Floor Decor additional paid in capital:
   Sept. 30, 2001 common stock of 54,236,664
     At a par value of $0.001                              $        (54,237)

   Common stock of  1,000 shares prior to
     Reverse merger                                                     722

   Vendor Obligation                                                 (4,931)
                                                           -----------------

Recapitalization to additional paid-in capital             $        (58,446)
                                                           =================


         At a special meeting of stockholders on July 31, 2001, the stockholders of the Company voted in favor of the adoption of the Company's 2001 Employee Stock Option Plan ("The Plan"). The total number of shares of common stock available for grant under the Plan is 8,000,000 shares. As of November 1, 2001, no employees had been granted options under the Plan.


Note 7.           Business Considerations

         Since July 3, 2000, the date of inception of Floor Decor, Inc. the goal of the Company has remained the same; to combine its rollout of new "Big Box" floor covering superstores with an acquisition strategy of flooring contractors supplying the homebuilder trade. From July 3, 2000 through December 31, 2000, the Company incurred net losses of approximately $665,000 due to the costs associated with the store openings and the operating costs of new stores without the corresponding revenues. For the third quarter ended September 30, 2001 the losses approximated $281,000 and for the nine months ended September 30, 2001, the losses approximated $957,000. The Company had negative cash flows from operating activities of approximately $67,000 for the quarter ended September 30, 2001 and $328,000 for the nine months ended September 30, 2001 compared to negative cash flows from operating activities of approximately $555,000 for the inception date of July 3, 2000 through September 30, 2000. Management attributes this improvement in cash flow for the quarter ended September 30, 2001 of $488,000 as compared to the period of July 3, 2000 (inception) through September 30, 2000, to the increased sales from the maturation of its "Big Box" superstore.

         While the Company's cash flows from operations have improved from December 31, 2000, the downturn in new orders in September of this quarter has strained the Company's cash flow. If the Company is not able to generate positive net cash flows from operations then additional capital will be needed. In the past, additional capital was always provided by certain principal shareholders who have funded the Company through loans as needed. In addition, in late October the Company borrowed $100,000 from a third party. The downturn in sales in September 2001 is believed to be primarily the result of the tragic events of September 11, 2001. The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. However, there can be no assurance that additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

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

INTRODUCTION

         Floor Decor, Inc. currently operates a "big box superstore" in Fort Lauderdale, Florida and the Company intends on developing a chain of "big box superstores" that offers a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and consumers. The Company's initial store, based in Fort Lauderdale is over 50,000 sq. ft. and stocks an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings. The Company's business strategy is to grow rapidly by acquiring existing dealers that traditionally have only sold to the commercial homebuilder trade. These acquired businesses will be consolidated into Floor Decor's superstore format that also caters to the general public. The Company is continually seeking sources of new capital to aid the implementation of this business plan. The Company also expects to develop the decorator trade by continuing to offer commissions and other incentives via its professional member program.

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

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 2001, the Company had an accumulated deficit of approximately $1,622,000. The limited operating history of the Company makes its future results of operations difficult to predict. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the opening of new "big box superstores" and the assimilation of the strategically acquired existing dealers that traditionally have only sold to the commercial homebuilder trade. These acquired businesses will have to be consolidated into Floor Decor's superstore format that also caters to the general public.

RESULTS OF OPERATIONS

         The Company had very limited operations during the period from its inception, July 3, 2000 though September 30, 2000. The Company had a single small retail store opened for business prior to September 30, 2000 and this store was closed later in the year 2000. This retail store sold products to customers but did not offer installation services for any products sold. All products sold from this location were purchased at a liquidation sale at costs that were lower than market value at the time of purchase resulting in an unusually high gross margin percentage. For these reasons all comparisons in this section are to the results of operations for the prior three-month period in 2001.

          As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 2001, the following table sets forth the financial information as a percentage of net sales and as a percent of change when the three months ended September 30, 2001 are compared to the prior three-month period and not the same period in the prior year for the aforementioned reasons:

                                                    Three Months          Three Months                               Nine Months
                                                       Ended                  Ended               Percent               Ended
                                                  Sept. 30, 2001         June 30, 2001           Change *          Sept. 30, 2001
                                                --------------------  ---------------------  -----------------   -------------------

Net sales                                             100.00%               100.00%               74.32%               100.00%
Cost of goods sold                                     58.28%                52.62%               93.09%                55.41%
                                                --------------------  ---------------------                      -------------------
              Gross profit                             41.72%                47.38%               53.48%                44.59%
                                                --------------------  ---------------------                      -------------------

Operating expenses
            Selling expense                            26.88%                27.61%               93.09%                27.45%
            General and administrative                 33.53%                65.94%              -11.35%                49.34%
            expense
                                                --------------------  ---------------------                      -------------------
            Total operating expense                    60.42%                93.55%              -29.40%                76.79%
                                                --------------------  ---------------------                      -------------------

              Operating loss                          -18.70%               -46.17%               28.88%               -32.20%
                                                --------------------  ---------------------                      -------------------

            Interest expense                           -2.98%                -4.95%                4.76%                -3.91%
                                                --------------------  ---------------------                      -------------------
            Net loss before income taxes              -21.67%               -51.12%                4.76%               -36.11%
            Income taxes                                0.00%                 0.00%                0.00%                 0.00%
                                                --------------------  ---------------------                      -------------------
              Net loss                                -21.67%               -51.12%              -26.09%               -36.11%
                                                ====================  =====================                      ===================


* Calculated as the percentage of change in the September 30, 2001 operating results as compared to the June 30, 2001 operating results



         Net Sales: The Company's net sales increased by 74.32% to $1,297,555 in the three months ended September 30, 2001 from $744,360 in the three months ended June 30, 2001. Sales for the nine months ended September 30, 2001 were $2,649,056. This quarter over quarter increase in sales was primarily due the improved sales and maturation of the Company's "big box superstore" located in Fort Lauderdale, Florida. The Company achieved this significant increase in quarter over quarter sales despite the month of September accounting for only 25% of the quarter's sales. The Company encountered an anticipated weaker beginning to the month of September due to the "back to school season" and then the events of September 11, 2001 lead to a significant downturn in new orders for the remainder of the month. This resulted in not only September's revenue being less than the other months in the quarter, but also a decrease in deferred revenue, classified as customer deposits on the Company's balance sheet, of 42% or $144,000. Because of this decrease in customer deposits the Company anticipates revenue for October 2001 to approximate the revenue for September 2001.

The Company receives partial deposits on orders from its customers, but does not recognize the revenue on any orders until the installation process is complete.
       Sales in the three and nine month periods ended September 30, 2001 and the three-month period ended June 30, 2001 are shown by product category as follows:

                                  Three Months           Three Months                      Nine Months
                                     Ended                   Ended                            Ended
                                Sept. 30, 2001          June 30, 2001                    Sept. 30, 2001
                              --------------------   ---------------------            ---------------------
                                            (in thousands)                               (in thousands)

Carpet                          $        254.4          $        181.6                   $         570.6
Wood                                     169.1                    56.9                             257.3
Laminates                                178.6                   153.5                             423.5
Tile                                     201.2                    85.2                             349.4
Area Rugs                                 82.6                    60.5                             240.2
Installation / Labor                     330.5                   177.6                             635.0
Other                                     81.2                    29.1                             173.0
                              --------------------   ---------------------            ---------------------

Total Sales                     $      1,297.7          $        744.4                   $       2,649.0
                              ====================   =====================            =====================



         Gross Profits: Gross profit increased to $541,000 for the three months ended September 30, 2001 as compared to $353,000 for the three months ended June 30, 2001. Gross profit for the nine months ended September 30, 2001 was $1,181,000 or 44.6% of sales. Gross Profit margins for the three months ended September 30, 2001 were 41.7% as compared to 47.4% for the three months ended June 30, 2001. The gross margin percentage was impacted by several substantial sales that were made in the third quarter to commercial accounts at significantly lower margins. This was the first period in which the Company sold any of its products into this sales channel.

         The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for its products, the product mix, material costs, sales channel, and the costs to install its products. In addition, gross profit margins on the Company's different product categories differ. Accordingly, the Company's gross profit can vary from quarter to quarter.

         Sales and Marketing Expenses: Sales and marketing expenses for the three months ended September 30, 2001 were $349,000 as compared to $206,000 for the three months ended June 30, 2001. Sales and marketing expenses were $727,000 for the nine months ended September 30, 2001. The Company increased its advertising expenditures by approximately $117,000 in the third quarter from the second quarter this year. Advertising expense as a percentage of sales was 14.83% for the second quarter. For the quarter ended September 30, 2001 it increased to 16.78%. This increase in advertising is believed to have helped the increase in sales for the quarter. As the store matures, advertising expense as a percentage of sales is anticipated to decrease. The Company intends to continue to expand its sales and marketing efforts as it develops its chain of "big box superstores" in future periods.

         General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2001 were $435,000 as compared to $491,000 for the three months ended June 30, 2001. General and administrative expenses for the nine months ended September 30, 2001 were $1,306,000. General and administrative expenses, as a percentage of sales, decreased to 33.5% in the third quarter of 2001 from 65.9% in the second quarter of 2001. This was a decrease of $56,000. General and administrative expenses, as a percentage of sales, for the nine months ended September 30, 2001 were 49.3%. A significant reason for the G & A expenditures being a high percentage of sales are the costs associated with being a public company, primarily fees for accounting, legal, and professional services. The Company incurred costs during the third quarter this year that were not in the second quarter related to holding a special meeting of stockholders and to analyzing a potential acquisition. The Company anticipates an increase in its general and administrative expenses in future periods in order to continue to expand its infrastructure, assimilate its acquisitions, and open new "big box superstores". However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenditures decreasing as a percentage of sales in future periods. The Company, as stated in its business plan, intends on acquiring existing dealers that traditionally have only sold to the commercial homebuilder trade to incorporate into the chain of "big box superstores" the Company intends on opening.

         Other Expenses: Other Expenses for the three months ended September 30, 2001 were $38,600 as compared to $37,000 for the three months ended June 30, 2001. Other expenses for the nine months ended September 30, 2001 were $103,600. Other expenses consisted of interest expense on loans to stockholders.

         LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2001, the Company's working capital decreased by $935,000. This decrease was represented by increases in accounts receivable of $12,000, inventory of $65,000, and in prepaid expenses and other current assets of $22,000. These were offset by increases in accounts payable of $456,000, in accrued expenses and other current liabilities of $90,000, and in customer deposits/deferred revenue of $159,000. Also, in the nine months ended September 30, 2001 the amounts due stockholders decreased by $36,000 and the Company received $303,000 in notes from other stockholders.

         The Company incurred operating losses in 2000, and in the first nine months of 2001. These operating losses caused cash flow from operations to be ($956,000) and ($328,000) in the period from July 3, 2000 (inception date) through December 31, 2000 and for the nine months ended September 30, 2001, respectively. The improvement in cash flow from operations can be attributed to the improved sales and maturation of the Company's "big box superstore" located in Fort Lauderdale, Florida. Not only did revenues improve in the first nine months of 2001, but also customer deposits improved as well. However customer deposits decreased in the latter part of the quarter as new orders decreased in the month of September. While the Company's cash flows from operations have improved from December 31, 2000, the downturn in new orders in September of this quarter has strained the Company's cash flow and if the Company is not able to generate positive net cash flows from operations then additional capital will be needed. In the past this capital was always provided by certain principal shareholders who have funded the Company through loans as needed. In late October the Company borrowed $100,000 from a third party.

         This downturn is believed to be the result of the tragic events of September 11, 2001. While the Company anticipates returning to the sales levels it was at in July and August by the beginning of 2002, there can be no assurance sales will increase to the prior levels. The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its new business plan. However, there can be no assurance that additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the company.

         Although there can be no assurances that the Company will become profitable in the last quarter of 2001, management believes that cash generated from operations, as supplemented by capital from shareholders as necessary, will be sufficient to meet its liquidity and capital needs for the next twelve months. However, if the Company continues to experience the reduced sales levels of September 2001 in future months, the Company's liquidity could become strained. . In such event, the Company would be required to take appropriate steps to reduce operating expenses to improve cash flows but which could have a further adverse impact on sales or to seek additional financing which may not be available on terms acceptable to the Company.

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

Item 3.           Defaults Upon Senior Securities

         Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Special Meeting of Stockholders of the Company held on July 31, 2001, the stockholders approved (i) an amendment to the Company's Certificate of Incorporation to change the name of the Company to Floor Decor, Inc. from Media Communications Group, Inc. and (ii) the adoption of the Floor Decor, Inc. 2001 Stock Option Plan.

With respect to the amendment to the Company's Certificate of Incorporation to change the name of the Company to Floor Decor, Inc. from Media Communications Group, Inc., the voting was as follows:

        For            Against             Withheld               Non-Voted

     41,565,400          0                  180,400               12,490,864


With respect to the adoption of the Floor Decor, Inc. 2001 Stock Option Plan.

        For            Against             Withheld               Non-Voted

     40,424,200       1,010,000             311,600               12,490,864

Item 5.           Other Information

         On November 6, 2001 the Company announced that Mr. Michael McConvery has resigned as CFO of the Company to pursue other interests. On November 8, 2001 the Company announced the appointment of Richard Libutti to the position of interim Chief Financial Officer. Mr. Libutti currently serves as CFO for Banyan Capital Markets, who the Company has retained to provide it with investment banking and strategic development services to accelerate the growth of its carpet and flooring "Big Box Superstore" concept in select markets.

Item 6.           Exhibits and Reports on Form 8-K

         Not applicable





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR DECOR, INC.

/S/____________          Chief Executive Officer            November 14, 2001
Alvin J. Nassar