Form 10-K
period 2001-12-31
MEDIA COMMUNICATIONS GROUP INC
filed 2002-04-01
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
              transition period from _____________ to _____________

                        Commission File Number 001-15977

                                Floor Decor, Inc.
             (Exact name of registrant as specified in its charter)

        DELAWARE 13-4051167
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                  6001 Powerline Road, Ft. Lauderdale, FL 33309
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (954) 351-9833

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                           Name of exchange
     NONE                                    on which registered
                                                   NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of voting common stock held by
         non-affiliates as of March 25, 2002 is $26,992,890 computed by reference to the closing price for such shares on the OTC Bulletin
      Board as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

      The number of shares outstanding of each of the registrant's classes of common stock as of March 25, 2002 is: 67,705,947 shares of Common
                       Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the
                  Registrant's Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person or entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in the Company's expectations.

General

Floor Decor, Inc. ("Floor Decor" or "the Company") is the parent company of two subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001 and is the principal focus of this report. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which provides telematics products and services. On May 22, 2001, the Company completed a "reverse shell merger" as a result of which it became a publicly-traded company.

Floor Decor operates a "big box superstore" that offers a wide selection of floor coverings, including carpet, area rugs, wood, and laminates, at discount prices to both commercial accounts and consumers. This store, located in Fort Lauderdale, Florida, is over 40,000 sq. ft. and stocks an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings.

Floor Decor provides a comprehensive service to flooring materials sales and installation industry. The Company operates a big box, floor-covering superstore that caters to the needs of both commercial and retail buyers. The upscale warehouse environment allows the Company to model for customers an extensive array of choices in floor coverings. The Company also offers installation and measuring services, which allows it to vertically integrate it with its retail superstore, providing a full service flooring solution to its customers.

The Company's business strategy is to grow rapidly by acquiring existing floor covering products dealers that traditionally have only sold a range of products to the commercial homebuilder trade. These acquired businesses will be consolidated into Floor Decor's superstore format that also caters to the general public. The Company also expects to develop the decorator trade by continuing to offer commissions and other incentives via its professional member program.

Industry Overview.

The Company believes the flooring materials and installation market is a large, highly fragmented industry, which mirrors the hardware and home improvement market of 15 to 20 years ago. Industry estimates suggest there are over 20,000 stores with no single company controlling a significant portion of the overall market. Many of the typical independent floorcovering retailers operate a single store with limited product selection and service. As a result, the Company believes that most independent retailers face distinct competitive disadvantages, including limited purchasing power for products and services, lack of national brand name recognition, lack of product knowledge, and effective asset management, merchandising, selling, and store management techniques.

The floor covering market consists of three distinct segments: residential replacement (57% of industry sales, including full service and cash-and-carry), specified contract (25% of industry sales) and builder (23% of industry sales). Total revenues from sales of flooring products are estimated to be $20 billion per year as stated by Floor Covering Weekly, with average store sales of about $900,000 per year.

Growth Strategy.

Floor Decor believes the opportunity exists to consolidate independent operators in the flooring products retail industry and provide a full array of flooring products and services to consumers. The Company plans to expand in large urban markets by acquiring leading independent retailers of flooring products and combining their operations into a superstore retail format.

Management believes that through the success of big box retailers, consumers have developed a preference for the large superstore format with an expectation of greater selection and better prices. Floor Decor is not only able to deliver a large selection with its superstore, but also enhance margins through its buying power. The Company receives a discount of 10-30% of wholesale prices based on buying in standard size orders or cuts, compared to independent retailers who lack the inventory capacity and must order in special cut sizes. In addition, the Company also carries branded products that are received directly from the manufacturer. The Company cuts out the distributor to increase its margins and also has a branded product that is ranked and rated within the industry trade journals. This gives the Company a superior branded product basis that does not carry the perception of a private label discounted product.

As part of the full service superstore concept, the Company offers installation services through its in-house installers, who can complete most installations for in stock items within an industry leading 72 hours. Most competitors require two to three weeks to complete a comparable installation. In addition to allowing installation on short notice, using its in-house installers enables the Company to improve margins by up to 5%. Floor Decor's volume of business and service-oriented approach offer the consumer a large variety of product lines, immediate availability, and quick installation.

Products and Services

The Company offers all four major flooring products, carpet and area rugs, wood, laminate, and ceramics, with a high-end customer focus. Floor Decor's service strategy is to offer "instant gratification" to its consumers by stocking mid to high-end products so that they are quickly available for the stores clients. The Company employs a staff of salespeople, as well as a group of on and off staff estimators who create drawings for customers. Finally, installation is completed in an industry leading 72 hours.

Floor Decor's product selection includes:

     o    5,000 area rugs
     o    1,000,000 square feet of carpeting from shag to wool to Saxony
     o    100,000 square feet of wood flooring
     o    100,000 square feet of laminate (in 19 colors)
     o    Imported and domestic ceramic tile

Relationship with Major Customers

The Company's customers are primarily retail customers in the Broward County, Florida area that surrounds the current superstore. The Company has not focused primarily in soliciting commercial accounts since its strategy is to buy commercial operators and integrate them into the superstore. However, it has done business with a few commercial contractors.

Suppliers

The Company purchased finished products and components from approximately 15 different suppliers, principally manufacturers, in 2001. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations. The Company believes it obtains high quality products at a low cost due to the purchasing volume of the Company's superstore and its relationship with major floorcovering suppliers. The ability of the Company to purchase and inventory private label products creates significant buying opportunities. In addition, the Company's use of its suppliers' efficient distribution networks permits it to maintain low inventory levels for a superstore of its size.

Sales & Marketing

Floor Decor's sales and marketing approach leverages management's extensive experience in both of its major market segments of commercial and retail buyers. The Company's slogan is "The Biggest Store, with the Biggest Selection, and the Smallest Price."


The Company uses a combination of the following to drive retail sales:

     o    Print advertising in newspapers
     o Leverage highly targeted cable television audiences such as Home & Garden and Lifetime to attract its' target market
     o    Radio ads on strategic stations to drive traffic during sales
     o    Billboards

The Company uses a combination of the following to drive commercial sales in the industry/builder market:

     o Outside referral program to decorator and real estate through member program
     o    Direct mail to the residential building trade
     o    Direct mail to the decorator trade
     o    Commissioned sales force

Competition

Competition in the retail floorcovering market is intense due to the significant number of retailers in operation. In addition, large retailers also provide significant competition, including the Home Depot, Inc., Lowes Corporation, and Sears, Roebuck & Co. The principal areas of competition within the retail floorcovering industry include store location, product collection, merchandising, customer service, and price.

While retail sales in the home improvement market have expanded, the largest retailers are increasingly dominating the market. Management believes that its superstore concept will allow it to compete effectively with all types of competitors. The Company believes that competition in the home improvement flooring product market is based primarily on product quality, delivery capabilities, brand name recognition, availability of product on site, and price.

The Company believes that its competitive strengths are its exclusive focus on floorcoverings, the quality of its products, its wide range of products, the expertise of its sales force, its delivery and installation capabilities, and the brand recognition. The Company faces competition largely on a product-by-product basis from numerous retail and distribution companies. The Company is aware of a number of competitors that have substantially greater financial, marketing and other resources than the Company.

The Company competes by providing its customers the most complete flooring products and services available. The principal attributes of the Company's approach include its greater ability to:

     o    Meet the full service needs of its customers
     o    Maintain competitive prices by controlling costs

Pending Acquisition.

The Company has entered into a letter of intent to acquire Hamway Flooring Inc. in Ft. Lauderdale, Florida as part of its plan to increase a commercial side to its retail superstore concept. The business, which had revenues of $20 million (unaudited) in commercial sales for the year 2001, is located near the current superstore and will be merged into the existing Ft. Lauderdale superstore. This acquisition will allow the Company to service both retail and commercial accounts out of the same store site. In order to complete this acquisition the Company must raise $3.5 million in additional equity or debt to pay the purchase price. The letter of intent will expire on April 15, 2002.

Acquisition of Tiger Telematics, Ltd.

On February 4, 2002, the Company acquired Eagle Eye Scandinavia Distribution, LTD, and changed its name to Tiger Telematics Ltd. ("Tiger Telematics"). The consideration paid in this transaction consisted entirely of shares of Company Common Stock, as was reported in the Company's Current Report on Form 8-K dated February 19, 2002).

Tiger Telematics is an early stage company engaged in the distribution of telematics products. Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering. Floor Decor, Inc. pursued this acquisition as an opportunity to increase value for the stockholders even though Tiger Telematics' line of business does not concur with Floor Decor's core business.

The initial products Tiger Telematics will distribute are vehicle communications gateways, combining telecommunications and Global Positioning System (GPS) technologies to provide security and communications solutions for fleet management. In addition to basic tracking and reporting, these products provide value-added features. For example, a system can disable a vehicle outside of an authorized boundary; provide panic buttons and driver down alert, which can alert the base station and summon the proper emergency services if a driver or vehicle is in trouble; and GPS-based remote door locks that can be opened by the base station following verification of a vehicle's location. These features offer companies several benefits including improved safety for large fleets of commercial vehicles such as taxis, improved worker productivity and increased customer satisfaction.

Tiger Telematics primarily markets its fleet management products and services to companies with multiple movable assets and or vehicles. The Company believes that the products Tiger Telematics distributes will afford customers significant operating and insurance cost savings.

Tiger Telematics is the exclusive distributor in Scandinavia and Yugoslavia of the Eagle Eye VCG2, a vehicle communications gateway that combines telecommunications and Global Positioning Systems (GPS) technologies to provide security and communications solutions for fleet vehicle management. This telematics product is manufactured by Eagle Eye Telematics plc.

Tiger Telematics is exploring alternate suppliers of telematics products and services as a strategic move to work with a variety of partners that will help the company provide a variety of telematics products and services to its customers.

Environmental Matters

The Company believes that the cost of compliance with environmental laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under environmental laws.

Intellectual Property

The Company markets its stores under the name Floor Decor. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for the store in South Florida and has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. The Company intends to trademark its name and logo.

Employees

As of March 25, 2002, the Company had 26 employees, including 9 administrative employees, 10 sales and marketing employees, 7 employees responsible for warehouse and shipping activities. Tiger Telematics has 7 full time employees. The Company has not experienced any work stoppages and the Company's employees are not represented by a union. The Company considers its relations with the employees to be good.

Item 2.  Properties

The Company currently leases two facilities in South Florida and one in the United Kingdom. The following table sets forth certain information concerning the facilities of the Company.


LOCATION                    USE                SQUARE       AVERAGE ANNUALIZED         LEASE               RENEWAL
                                                FEET                COST             EXPIRATION             OPTION

Ft. Lauderdale,        Executive offices,      50,000              $357,000           09/30/05                 __
Florida              warehouse, retail store

Lake Worth, Florida      Retail store           7,300              $133,000           09/30/05                 __

London, UK             Executive offices          550              $153,000           06/30/02             quarterly


The Company believes that its existing facilities are adequate to meet its current needs and those additional facilities can be leased to meet future needs.

Item 3.  Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "FLOR". The OTC Bulletin Board is a quotation system for equity securities not listed on the national stock exchanges or the Nasdaq Stock Market, whose quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of December 31, 2001, the Company had issued and outstanding 55,886,664 shares of Common Stock. These shares were held by approximately 140 shareholders of record. The Company's Common Stock began trading on the OTC Bulletin Board on May 22, 2001 as the result of a reverse merger with a public shell company.

Following are the high and low closing stock prices in 2001:

                                                Fiscal Year Ended December 31,
                                            ------------------------------------
                                                              2001
                                                              ----
                                                     High              Low
First Quarter                                       $  -             $  -
Second Quarter                                      $10.00           $4.00
Third Quarter                                       $ 7.50           $0.90
Fourth Quarter                                      $ 1.87           $0.23


Prior to the reverse shell merger in May 2001, there was no established public trading for the Company's stock.

The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on its Common Stock and intends to retain earnings, if any, for the future operation and planned expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, considerations imposed by applicable law, and other factors deemed relevant by the board of directors.

Item 6.  Selected Financial Data

The selected consolidated financial data as of and for the year ended December 31, 2001 and for the period July 3, 2000, date of inception, through December 31 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.


  Year ended December 31, 2001 and period from July 3, 2000, Date of Inception, through December 31, 2000
----------------------------------------------------------------------------
                                                        2001           2000
                                                     ----------    ---------
OPERATING DATA:
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Net Sales                                              $3,777      $     298
Cost of goods sold                                      2,139            115
                                                      ---------    ---------
Gross profit                                            1,638            183
General and administrative                              1,807            610
Selling and marketing                                     984            213
                                                      ----------   ---------
Operating income                                       (1,154)          (639)
Other Income                                                0              3

Interest expense, net                                    (146)           (29)
                                                      ----------   ---------
Net loss                                            $  (1,299)    $     (665)
                                                      ==========   =========
Basic and diluted net loss per common share         $  (0.024)    $   (0.012)
                                                      ==========  ==========
Weighted average shares of outstanding             54,327,486     54,236,664
                                                    ===========   ==========

                                                           December 31,
                                                        2001          2000
                                                     ----------    ----------
BALANCE SHEET DATA:
 (IN THOUSANDS)

Working capital                                       $(1,818)         $(899)
Total assets                                            1,299            830
Total liabilities                                       2,693          1,495
Stockholders' deficit                                  (1,395)          (665)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person or entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in the Company's expectations.

The following discussion should be read in conjunction with the Company's financial statements, related notes and the other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

General

Floor Decor, Inc. currently operates a "big box superstore" in Fort Lauderdale, Florida and the Company intends to develop a chain of "big box superstores" that offer a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and retail customers. The Company's initial store is over 40,000 sq. ft. and stocks an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings.

The Company's business strategy is to grow rapidly by acquiring existing dealers that traditionally have only sold to the commercial homebuilder trade. These acquired businesses will be consolidated into Floor Decor's superstore format that also caters to the general public. The Company generates revenues from the sales of floor coverings and the installation of these products. Revenues from the installation of flooring products are recognized when the installation process is complete. The Company has only a limited operating history upon which an evaluation of the Company, its results of operations, and its prospects can be based.

In May of 2001 the Company completed a reverse shell merger with Media Communications Group, Inc. ("MCGI"). Prior to the acquisition of Floor Decor, MCGI was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. Therefore, all references to the historical activities of the Company refer to the historical activities of Floor Decor.

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

Results of Operations

The Company began operations in July of 2000; as a result it had no operating results or balance sheet for 1999 with which to compare its results for 2000. The Company opened its "big box superstore" in Fort Lauderdale, Florida in the fall of 2000. The Company had very limited operations during the period from its inception, July 3, 2000 through December 31, 2000 and reported sales of $298,318.

The Company incurred operating losses in 2000. As of December 31, 2000, the Company had an accumulated deficit of $665,404. The Company had a single small retail store opened for business prior to September 30, 2000 and this store was closed later in the year 2000. This retail store sold products to customers but did not offer installation services. All products sold from this location were purchased at a liquidation sale at costs that were lower than market value at the time of purchase resulting in an unusually high gross profit margin percentage.

Three months-ended December 31, 2001 compared to the three months ended September 30, 2001

The Company had a single small retail store opened for business prior to September 30, 2000 and this store was closed later in the year 2000. This retail store sold products to customers but did not offer installation services for any products sold. All products sold from this location were purchased at a liquidation sale at costs that were lower than market value at the time of purchase resulting in an unusually high gross margin percentage. Because 2000 results of operations do not reflect operations of the Company's business in the ordinary course, all comparisons in this section are between three months ended December 31, 2001 (4th quarter) and the three months ended September 30, 2001 (3rd quarter).

As an aid to reviewing the Company's results of operations for the three and twelve months ended December 31, 2001, and the three months ended September 30, 2001 the following table sets forth the financial information as a percentage of net sales and as a percent of change.



                                                       Three Months          Three Months           Twelve Months
                                                           Ended                 Ended                  Ended
                                                      Dec. 31, 2001         Sept. 30, 2001          Dec. 31, 2001
                                                    -------------------   -------------------     ----------------

   Net sales                                             100.00%               100.00%                 100.00%
   Cost of goods sold                                     59.51                 58.28                   56.64
                                                    -------------------   -------------------     ----------------
                       Gross profit                       40.49                 41.72                   43.36
                                                    -------------------   -------------------     ----------------

    Operating expenses
            Selling expense                               22.76                 26.88                   26.05
            General and administrative expense            44.38                 33.53                   47.86
                                                    -------------------   -------------------     ----------------
            Total operating expense                       67.14                 60.42                   73.91
                                                    -------------------   -------------------     ----------------

                       Operating loss                    -26.65                -18.70                  -30.55
                                                    -------------------   -------------------     ----------------

    Interest expense                                      -3.72                 -2.98                   -3.85
                                                    -------------------   -------------------     ----------------
    Net loss before income taxes                         -30.37                -21.68                  -40.00
    Income taxes                                           0.00                  0.00                    0.00
                                                    -------------------   -------------------     ----------------
             Net loss                                    -30.37%               -21.68%                 -40.00%
                                                    ===================   ===================     ================

Net Sales: The Company's net sales decreased by 13% to $1,127,694 in the 4th quarter from $1,297,555 in the 3rd quarter. Sales for the twelve months ended December 31, 2001 were $3,776,750. The Company believes that this quarter over quarter decrease in sales was generally consistent with the overall trends in retail sales. Due to a continuing decrease in customer deposits, the Company anticipates revenue for early 2002 will remain soft. The Company receives partial deposits on orders from its customers, but does not recognize the revenue on any orders until the installation process is complete.

Sales in the three and twelve month periods ended December 31, 2001 and the three-month period ended September 30, 2001 are shown by product category as follows:



                                        Three Months                Three Months                  Twelve Months
                                            Ended                      Ended                          Ended
                                       Dec. 31, 2001              Sept. 30, 2001                  Dec. 31, 2001
                                   -----------------------    ------------------------       ------------------------
                                                     (in thousands)                              (in thousands)

Carpet                                     $ 394.8                     $ 254.4                       $ 965.4
Wood                                         103.9                       169.1                         361.3
Laminates                                    107.8                       178.6                         531.3
Tile                                         159.8                       201.2                         509.3
Area Rugs                                    107.0                        82.6                         347.5
Installation / Labor                         227.5                       330.5                         862.5
Other                                         26.9                        81.2                         199.5
                                   -----------------------    ------------------------       ------------------------
Total Sales                         $      1,127.6                $    1,297.7                  $    3,776.8
                                   =======================    ========================       ========================


Gross Profits: Gross profit decreased to $456,571 for the 4th quarter as compared to $541,324 for the 3rd quarter due to the decline in sales levels for the 4th quarter. Gross profit for the twelve months ended December 31, 2001 was $1,637,787 or 43.36% of sales. Gross profit margins for the 4th quarter were 40.49% as compared to 41.72% for the 3rd quarter. The gross margin percentage held relatively stable despite a lower sales level.

The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for its products, material costs, sales channel, and the costs to install its products. In addition, gross profit margins differ by product category. Accordingly, the Company's gross profit margin can vary from quarter to quarter even if total sales remain unchanged.

Selling Expenses: Selling expenses for the 4th quarter were $257,000 as compared to $349,000 for the 3rd quarter. Selling expenses were $984,000 for the twelve months ended December 31, 2001. In light of the 4th quarter sales decline, the Company decreased its advertising expenditures by approximately $97,000 in the 4th quarter from the 3rd quarter this year. Advertising expense as a percentage of sales was 16.78% for the 3rd quarter. For the 4th quarter it decreased to 10.60%. However, as the operations of the Company's stores mature, advertising expense as a percentage of sales is anticipated to decrease. The Company intends to expand its sales and marketing efforts as it develops its chain of "big box superstores" through acquisitions and new store openings in future periods.

General and Administrative Expenses: General and administrative expenses for the 4th quarter were $501,000 as compared to $435,000 for the 3rd quarter, an increase of $66,000. General and administrative expenses for the twelve months ended December 31, 2001 were $1,807,000. General and administrative expenses, as a percentage of sales, increased to 44.38% in the 4th quarter of 2001 from 33.53% in the 3rd quarter of 2001. General and administrative expenses, as a percentage of sales, for the twelve months ended December 31, 2001 were 47.86%. A significant reason for the general and administrative expenses being a high percentage of sales are the costs associated with being a public company, primarily fees for accounting, legal, and professional services. The Company incurred costs during the 4th quarter related to evaluation of several strategic opportunities. The Company anticipates an increase in its general and administrative expenses in future periods in order to continue to expand its infrastructure, assimilate its acquisitions, and open new "big box superstores". However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods.

Other Expenses: Other expenses for 4th quarter were $42,000 as compared to $38,600 for the 3rd quarter. Other expenses for the twelve months ended December 31, 2001 were $145,600. Other expenses consisted of interest expense on loans to stockholders.

Net Loss: Although the Company reported an operating loss for 2001 of $1,299,000, a substantial portion of the loss consists of expenses incurred in preparation for anticipated growth of the Company. These expenses relate to establishing a public company, providing additional advertising to set the stage for future store openings and, pursuing strategic growth opportunities, such as the acquisition of Tiger Telematics completed in February 2002. Similarly the Company's management staff has been sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly and profitably in the near future. Management believes the costs will be lower as a percentage of sales in 2002 since sales growth is expected to exceed increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

In 2000 the Company funded its operating losses and start-up costs principally with loans from shareholders or other parties. Without such funding the company would not have been able to sustain its operations.

In the twelve months ended December 31, 2001, the Company's working capital decreased by $919,000. This decrease was the result of increases in current assets, consisting of increases in accounts receivable of $36,000, inventory of $183,000, and prepaid expenses and other current assets of $13,000, offset by increases in current liabilities, consisting of increases in accounts payable of $544,000, accrued expenses and other current liabilities of $112,000, and customer deposits/deferred revenue of $70,000. Also, in the twelve months ended December 31, 2001 the amounts due stockholders decreased by $348,000 and the Company received $629,000 in notes from other stockholders. The Company also raised $574,200 from the first portion of a private placement of common stock and warrants.

Floor Decor carries a substantial amount of inventory, $708,293 as of December 31, 2001. Similar to the rest of the industry, Floor Decor obtains normal 30-day vendor credit to assist in financing its working capital requirements. Many companies in the industry utilize bank and finance company secured financing and factoring arrangements to borrow against inventory as collateral. Floor Decor to date has not financed its inventory in this fashion. Instead, the Company has obtained loans from stockholders and from private placements of shares as described in this report and via private placements of shares. The Company may need to collateralized its inventory in the future to finance its growth as required.

The Company incurred operating losses in 2000 and in 2001 of $665,000 and $1,299,000 respectively. These operating losses caused cash flow from operations to be ($956,000) and ($713,000) and in the period from July 3, 2000 (inception date) through December 31, 2000 and for the twelve months ended December 31, 2001, respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed. - Refer to note H in the accompanying financial statements.

In the 4th quarter of 2001 the Company also borrowed approximately $130,000 from Banyan Capital Partners Ltd. In December 2001, the Company initiated a private placement and raised $574,200 of equity. An additional $1.8 million of equity (including the conversions of $923,000 of certain debt owed to stockholders) was raised during January through March 2002. The Company was assisted in this process by Banyan Capital Partners Ltd. This $2.4 million equity funding was used to provide liquidity to Tiger Telematics, extend the closing date of the Hamway Flooring transaction, and to fund operating losses and negative cash flows including the expenses of operating a public reporting company.

After experiencing a downturn in sales in 4th quarter of 2001, the Company anticipates returning to the sales levels it experienced in the 3rd quarter of 2001 by the middle of 2002, although there could be no assurance sales will increase to the prior levels. The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company will seek to raise equity financing of about $5.5 million for working capital, and to fund the costs of pursuing strategic growth opportunities. The Company is also pursuing $ 10 million in financing to fund the initial operations of Tiger Telematics, Ltd. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

Although there can be no assurances that the Company will become profitable in 2002, management believes that cash generated from operations, as supplemented by proceeds of equity financing, will be sufficient to meet its liquidity and capital needs for the next twelve months. However, as the Company continues to experience the reduced sales levels of September 2001 to December 2001 into early months of 2002, the Company's liquidity remains strained. If there is no improvement, the Company would be required to take appropriate steps to reduce operating expenses to improve cash flows, which could have a further adverse impact on sales.

The Company currently evaluates and will continue to evaluate strategic acquisitions. If the Company pursues one or more acquisitions the Company will likely require additional sources of liquidity such as debt or equity financing for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company will utilize SFAS No. 141 to account for business acquisitions completed in 2002 (see Notes I and J to the financial statements).

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other
Intangible Assets," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. The provisions of SFAS No. 142 are required to be applied starting in 2002, and will also be utilized for future business acquisitions.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." SFAS No 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of sale. The Company was required to adopt SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to materially impact the Company's results of operations and financial position.


Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, which could prove to be different than expected, the Company's reliance on outside sources of equity capital to continue to fund its operations, the Company's reliance upon suppliers for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Item 7a Quantitative and Qualitative Disclosures About Market Risk

No market risk sensitive instruments

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 - F18 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders.

Item 11.  Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   The following documents are filed as part of the report:

          1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

    (b)   Reports on form 8-K
          No Reports on Form 8-K have been filed for the three months ended December 31, 2001.

    (c)   List of Exhibits:

Exhibit
No.       Description
-------   -----------

2.1 Agreement and Articles of Merger, Plan of Merger, Share sale and Merger Agreement Floor Decor Inc and Media Communications Group Corporation*

3.1.1     Certificate of Incorporation of the Company****
3.1.2     Bylaws of the Company****

4.1       Form of specimen certificate for Common Stock of the Company

5.1       Stock Option Plan***

10.1 Building Lease Agreement for the Company's "big box superstore" located at 6001 Powerline Road, Ft. Lauderdale, FL. **
10.2      Building Lease Agreement for 700 S. Military trail, Lake Worth, FL
          33163 **

21        Subsidiaries of the Company

21.1      Eagle Eye exclusive distributor Agreement - Scandinavia and
          Yugoslavia.
21.2      Automotive Software Agreement - Tiger Telematics Subsidiary

--------------------------------------------------------------------------------


* Incorporated by reference to Exhibit of the same number filed with the Company's Form 8K dated June 25, 2000.

** Incorporated by reference to Form 10Q second quarter June 30, 2001 filed on August 14, 2001.

***  Incorporated by reference to Proxy Statement - July 11, 2001.

**** Incorporated by reference to Form 10SB12 B/A filed on October 19, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on March 31, 2002.

Floor Decor, Inc.

By:  /S/ A.J. Nassar

------------------------------------
Alvin .J. Nassar
Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints AJ Nassar and Michael Carrender and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALVIN J. NASSAR         Chairman, Chief Executive Officer  March 31, 2002
-------------------------   and Director (Principal Executive
Alvin J. Nassar             Officer)

/S/ MICHAEL CARRENDER       Exec. Vice President and Chief     March 31, 2002
-------------------------   Financial Officer (Principal
Michael Carrender           Financial and Accounting Officer)

/S/ EDWARD P. KENNY         Director                           March 31, 2002
-------------------------
Edward P. Kenney

/S/ MATTHEW SAILOR          Director                           March 31, 2002
-------------------------
Matthew Sailor

/S/ HABIB LAHAGE            Director                           March 31, 2002
-------------------------
Habib LaHage

/S/ PAUL R. RENN            Director                           March 31, 2002
-------------------------
Paul R. Renn

/S/                         Director                           March 31, 2002
-------------------------

                                    CONTENTS

                                                                   Page
                                                                   ----


Independent Auditors Report                                        F-2



Financial Statements
      Consolidated Balance Sheets                                  F-3
      Consolidated Statements of Operations                        F-4
      Consolidated Statements of Stockholders' Deficit             F-5
      Consolidated Statements of Cash Flow                         F-6

      Notes to Consolidated Financial Statements            F-7 - F-17

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Floor Decor, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Floor Decor, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2001 and the period July 3, 2000, date of inception, through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Floor Decor, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and the period July 3, 2000, date of inception, through December 31, 2000 then in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered losses from operations since inception, and will need to raise additional equity or debt in order to accomplish its business plan. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McGladrey & Pullen, LLP
Fort Lauderdale, Florida
February 25, 2002, except for Notes J, K and item 2 of Note I as to which the date is March 6, 2002, and item 4 of
  Note I as to which the date is March 29, 2002



                                                        FLOOR DECOR, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED BALANCE SHEETS
                                                            December 31, 2001 and 2000

                                                                            2001                             2000
                                                              ----------------------------------------------------------------
Assets
Current Assets
         Cash                                                 $           20,331                  $             -
         Accounts receivable, less allowance
           for doubtful accounts - 2001 $7,406 ; 2000 $0                  93,580                           57,769
         Advances to officers and employees                               26,029                                -
         Inventories                                                     708,293                          525,750
         Prepaid expenses                                                 27,241                           13,805
                                                             -----------------------------    -------------------------------
             Total current assets                                        875,474                          597,324

Property and Equipment, net                                              161,028                          138,024

Deposits and Other Assets                                                262,272                           95,125
                                                             -----------------------------    -------------------------------
                                                              $        1,298,774                  $       830,473
                                                             =============================    ===============================

Liabilities and Stockholders' Deficit
Current Liabilities
         Accounts payable                                     $          764,455                  $       215,048
         Amounts due stockholders                                      1,541,053                        1,204,986
         Notes payable                                                   130,119                                -
         Accrued expenses                                                147,451                           35,115
         Customer deposits                                               110,325                           40,728
                                                             -----------------------------    -------------------------------
             Total current liabilities                                 2,693,403                        1,495,877
                                                             -----------------------------    -------------------------------

Commitments (Note F)

Stockholders' Deficit
         Common stock, at par value                                       55,887                              100
           authorized 100,000,000 shares, issued
           55,886,664 shares
         Additional paid in capital                                      514,104                                -
         Subscription receivable                                             (36)                               -
         Accumulated deficit                                          (1,964,584)                        (665,504)
                                                             -----------------------------    -------------------------------
                                                                      (1,394,629)                        (665,404)
                                                             -----------------------------    -------------------------------
                                                              $        1,298,774                  $       830,473
                                                             ================================================================


See Notes to Consolidated Financial Statements.



                        FLOOR DECOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Year Ended December 31, 2001 and Period July 3, 2000,
                  Date of Inception, Through December 31, 2000



                                                                         2001                             2000
                                                             -----------------------------------------------------------------

Net sales                                                            $ 3,776,750                      $ 298,318
Cost of goods sold                                                     2,138,963                        114,952
                                                             -----------------------------------------------------------------
                  Gross Profit                                         1,637,787                        183,366
                                                             -----------------------------------------------------------------

Operating expenses
      Selling expense                                                    983,830                        212,538
      General and administrative expense                               1,807,430                        610,075
                                                             -----------------------------------------------------------------
                  Total Operating Expenses                             2,791,260                        822,613
                                                             -----------------------------------------------------------------

                  Operating Loss                                      (1,153,473)                      (639,247)
                                                             -----------------------------------------------------------------

Other income (expense)
      Other income                                                             -                          2,568
      Interest expense                                                  (145,607)                       (28,825)
                                                             -----------------------------------------------------------------
                                                                        (145,607)                       (26,257)
                                                             -----------------------------------------------------------------
                  Net loss                                           $(1,299,080)                     $(665,504)
                                                             =================================================================

                  Basic and diluted Net loss per common share         $   (0.024)                     $  (0.012)
                                                             =================================================================

                  Weighted average shares outstanding
                     (basic and diluted)                              54,327,486                     54,236,664
                                                             =================================================================


See Notes to Consolidated Financial Statements.



                                                               FLOOR DECOR, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                               Year Ended December 31, 2001 and Period July 3, 2000, Date of Inception, Through December 31, 2000



                                                                      Additional
                                                        Common         Paid in      Subscriptions      Accumulated         Total
                                                        Stock          Capital       Receivable          Deficit          Deficit
                                                   Shares    Amount

Balance July 3, 2000 date of inception                  -         $ -        $ -          $ -               $ -             $ -
Issuance of Common Stock                              378         100          -            -                 -             100

Net Loss                                                -           -          -            -          (665,504)       (665,504)
                                               ------------------------------------------------------------------------------------


Balance (deficit) at December 31, 2000                378         100                                  (665,504)       (665,404)
Issuance of common stock, January 1, 2001             622         622                     (36)                              586
Recapitalization of common stock upon
  reverse acquisition on May 22, 2001          54,235,664      53,515    (58,446)                                        (4,931)

Issuance of Common Stock and Warrants           1,650,000       1,650    572,550                                        574,200

Net Loss                                                -           -                                (1,299,080)     (1,299,080)
                                               ---------------------------------------------------------------------------------

Balance (deficit) at December 31, 2001         55,886,664    $ 55,887  $ 514,104        $ (36)     $ (1,964,584)   $ (1,394,629)
                                               ==========    ========  =========        ======     =============   =============


See Notes to Consolidated Financial Statements.


                                                       FLOOR DECOR, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Year Ended December 31, 2001 and Period July 3, 2000, Date of Inception, Through December 31, 2000

                                                                                             2001                     2000
                                                                       --------------------------------------------------------
 Cash Flows From Operating Activities
         Net loss                                                                    $   (1,299,080)                (665,504)
         Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation                                                                     35,071                   16,816
            Changes in assets and liabilities:
            Gain on sales of property and equipment                                               -                    (870)
            Interest on notes payable and stockholder loans
               capitalized to principal balances                                             56,001                        -
            (Increase) decrease in:
               Accounts receivable                                                          (35,811)                 (57,769)
               Inventories                                                                 (182,543)                (525,750)
               Prepaid expenses                                                             (13,436)                 (13,805)
            Increase (decrease) in:
               Accounts payable                                                             544,476                  215,048
               Accrued expenses                                                             112,336                   35,115
               Customer deposits                                                             69,597                   40,728
                                                                      --------------------------------------------------------
                         Net cash used in operating activities                             (713,389)                (955,991)
                                                                      --------------------------------------------------------
 Cash Flows From Investing Activities
         Proceeds from sale of property and equipment                                        10,653                   32,924
         Purchase of property and equipment                                                 (68,728)                (186,894)
         Advances to officers and employees                                                 (26,029)                       -
         Increase in deposits and other assets                                             (167,147)                 (95,125)
                                                                      --------------------------------------------------------
                         Net cash used in investing activities                             (251,251)                (249,095)
                                                                      --------------------------------------------------------
 Cash Flows From Financing Activities
         Issuance of common stock and warrants                                              574,786                      100
         Loans and advances from stockholders                                               629,421                1,321,794
         Proceeds from notes payable                                                        129,000                        -
         Repayments to stockholders                                                        (348,236)                (116,808)
                                                                      --------------------------------------------------------
                         Net cash provided by financing activities                          984,971                1,205,086
                         Net change in cash                                                  20,331                        -
 Cash:
         Beginning                                                                                -                        -
                                                                      ---------------------------------------------------------
         Ending                                                                        $     20,331                 $      -
                                                                      ========================================================

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                            $     96,540                 $ 21,891
                                                                      ========================================================
Supplemental Disclosure of Non-cash Investing and
     Financing Activities
         Common stock issued in exchange for subscriptions receivable                  $         36                 $      -
                                                                      ========================================================

  Accounts payable assumed in recapitalization                                         $      4,931                 $      -
                                                                      ========================================================
  See Notes to Consolidated Financial Statements.


                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

Floor Decor, Inc. and its wholly owned subsidiaries, Media Flooring, Inc. and Floor Decor LLC own and operate retail stores in Florida. The Company offers a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and consumers. The Company also provides installation of flooring.

The Company opened its "big box superstore" in Fort Lauderdale, Florida in the fall of 2000 and in May of 2001 completed a reverse acquisition with Media Communications Group, Inc. (MCGI). Prior to the acquisition of Floor Decor, Media Communications Group was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. Therefore, all references to the historical activities of the Company refer to the historical activities of Floor Decor.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of Floor Decor, Inc., Floor Decor LLC, and Media Flooring, Inc. All material intercompany accounts and transactions are eliminated in consolidation.


2.   Inventories

     Inventories are stated at the lower of cost (specific identification basis) or market, and consist of flooring materials.


3.   Property and Equipment


     Property and equipment is stated at cost. Depreciation is provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the shorter of the term of the lease or their expected useful life.



     The following are the estimated useful lives of the Company's property and equipment:

                                                                       Years
                                                                       -----
             Vehicles                                                      5
             Furniture, fixtures and equipment                       3 to  7
             Leasehold improvements                                  5 to 15

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Income Taxes.

     Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     For periods prior to January 1, 2001, the Company, with the consent of its stockholders, had elected to be taxed under sections of federal income tax law which provide that, in lieu of corporation income taxes, the stockholders separately account for their prorata shares of the Company's items of income, deductions, losses, and credits. This election was terminated effective January 1, 2001.

5.   Stock-Based Compensation

     At a special meeting of stockholders on July 31, 2001, the stockholders of the Company voted in favor of the adoption of the Company's 2001 Employee Stock Option Plan ("The Plan"). The total number of shares of common stock available for grant under the Plan is 8,000,000 shares. As of December 31, 2001, no employees had been granted options under the Plan.

6.   Earnings (Loss) per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings
     (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are excluded from the computation since their effect is antidilutive.

7.   Revenue Recognition

     The Company generates revenues from the sales of floor coverings including carpet, area rugs, wood, and laminates. Sales are recognized when merchandise is delivered and such revenue is recorded net of estimated sales returns, discounts and allowances. Revenues from the installation of flooring products are recognized when the installation process is complete.

8.   Advertising Cost

     Advertising costs are expensed in the period incurred. Total advertising costs amounted to $506,921 and $43,098 for 2001 and 2000, respectively.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

10.  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No.107, "Disclosures about Fair Value of Financial Statements" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The fair value of financial instruments recorded on the balance sheet approximate the carrying amounts. The Company has no off balance sheet financial instruments.

11.  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company will utilize SFAS No. 141 to account for business acquisitions completed in 2002 (see Notes I and J to the financial statements).

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. The provisions of SFAS No. 142 are required to be applied starting in 2002, and will also be utilized for future business acquisitions.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of sale. The Company was required to adopt SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to materially impact the Company's results of operations and financial position.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - REVERSE ACQUISITION AND EQUITY TRANSACTIONS

From the date of inception, July 3, 2000, through December 31, 2000 Floor Decor had 1,000 shares of common stock authorized and 378 shares issued and outstanding. The Company issued an additional 622 shares of common stock on January 1, 2001 at a cost of $1 per share. As a result of these additional shares being issued, the Company had 1,000 shares of common stock authorized and 1,000 shares issued and outstanding prior to the reverse acquisition (as described below) on May 22, 2001.

On May 22, 2001, a purchasing group led by A.J. Nassar acquired 21,900,000 shares of the common stock of Media Communications Group, Inc. ("MCGI") in exchange for all of the outstanding common shares of Floor Decor, Inc. to become the owner of approximately 40% of the issued and outstanding common stock of MCGI pursuant to an agreement including the merger of Floor Decor into a newly formed wholly owned subsidiary of the Company. Prior to the acquisition of Floor Decor, MCGI was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. In accounting for the reverse acquisition, the equity of Floor Decor, as the surviving company is recapitalized. Also, upon the closing of the reverse acquisition an obligation to an original MCGI vendor for $4,931 was assumed.

To recapitalize Floor Decor as a result of the reverse acquisition with only an exchange of shares, additional paid in capital was adjusted on May 22, 2001 as follows:


Calculation of Floor Decor additional paid in capital:
       May 22, 2001 common stock of 54,236,664
          At a par value of $0.001                       $    (54,237)

      Common stock of  1,000 shares prior to
          Reverse acquisition                                     722

      Vendor obligation                                        (4,931)
                                                         -------------

Recapitalization to additional paid-in capital           $    (58,446)
                                                         =============

To compute the loss per share, the 54,236,664 shares outstanding at the date of the reverse acquisition was assumed to be outstanding since July 3, 2000, the date of inception.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During December 2001 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold 1,650,000 shares of its Common Stock at a price of $0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share. Each Warrant may be exercised at any time until December 31, 2003. Proceeds from these sales, net of commissions totaling $85,800, amounted to $574,200.



NOTE D - PROPERTY AND EQUIPMENT


Property and equipment as of December 31, 2001 and 2000 consisted of the following:


                                                    2001          2000
                                                    ----          ----

Vehicles                                       $    2,350     $    2,350
Leasehold Improvements                             49,485         52,684
Furniture, Fixtures, and Equipment                149,944         99,316
                                                 --------        -------
                                                  201,779        154,350
Less accumulated depreciation and amortization    (40,751)       (16,326)
                                                 ---------      --------
                                               $  161,028     $  138,024
                                                  =======        =======



NOTE E - INCOME TAX MATTERS


The Company has net operating loss carryforwards as of December 31, 2001 for federal income tax purposes of approximately $1,290,000 expiring in 2021. Any future benefit to be realized from these net operating loss carryforward is dependent upon the Company earning sufficient future taxable income during the periods that the carryforwards are available. Due to this uncertainty, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carryforward with a valuation allowance in the amount of $440,000.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F - OPERATING LEASES

The Company leases its retail stores under non-cancelable agreements, which expire through September 2005, and require monthly rental payments. The total minimum rental commitment as of December 31, 2001 is due as follows:

        Year Ending
        December 31,                                               Amount
        ------------------------------------------------------------------------
        2002                                                    $  437,294
        2003                                                       455,933
        2004                                                       485,385
        2005                                                       360,513
                                                                   -------
                                                                $1,739,125


Rent expense for the period ended December 31, 2001 and 2000 totaled $526,195 and $173,668 respectively. The leases contain fixed rent escalations over the term of the lease. Rent expenses on the leases are being recognized on a straight-line basis over the terms of the leases.


NOTE G - NOTE PAYABLE

At December 31, 2001, the Company had 6% unsecured demand Notes payable totaling $130,005 to Banyan Capital Partners, Inc., the investment bankers engaged by the Company in October 2001. Interest expense relating to these notes amounted to $1,119 for the year ended December 31, 2001. The amount of $101,021 of this debt was converted to equity subsequent to December 31, 2001 in exchange for 252,553 shares and warrants- Refer to Note I, item 3

NOTE H - RELATED PARTY TRANSACTIONS


The Company had a 10% demand note payable to a 28.4% stockholder in the amount of $ 852,789 and $841,064 as of December 31, 2001 and 2000, respectively. Interest expense related to this note amounted to $86,337 and $19,499 for the periods ended December 31, 2001 and 2000 respectively. Also, as of December 31, 2001 and 2000 the Company owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. The amount of $554,500 of this debt was converted to equity subsequent to December 31, 2001 for a total of 1,386,250 shares and warrants- Refer to Note I Item 3.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had a note payable in the amount of $33,540 to another stockholder as of December 31, 2000. The note was repaid in 2001. Interest expense on the note amounted to $794 for the year ended December 31, 2001.

As of December 31, 2001 the Company had 15% demand notes payable totaling $335,035, including $32,034 of accrued interest, to certain stockholders of record of the Company, none of which owns more than 0.06% of the outstanding shares. Interest expense related to these notes amounted to $32,034 for the year ended December 31, 2001. $ 267,212 of the total amount of these notes was converted to equity subsequent to December 31, 2001 for a total of 668,030 shares. - Refer to Note I, Item 3.

As of December 31, 2001 the Company had 10% demand notes payable to two stockholders (combined ownership at 0.18%) totaling $272,847, including $22,847 of accrued interest. Interest expense related to this note amounted to $22,847 for the year ended December 31, 2001. These two stockholders became stockholders of the Company on January 1, 2001. The note payable had a balance of $ 250,000 at December 31, 2000, and has been reclassified as amounts due to stockholders in the December 31, 2000 balance sheets.

The weighted average interest rate on amounts due to stockholders was 10.6% and 10.0% as of December 31, 2001 and 2000 respectively.

As of December 31, 2001 the Company included in its property insurance policy a property owned by one of its stockholders. A portion of the insurance premium totaling $21,259 was deducted from the amount owed to the stockholder. Subsequent to December 31, 2001 separate insurance policies were written for each property.

As of December 31, 2001 the Company was owed a total of $26,029 from employees and officers. The Company from time to time advances nominal amounts of money to its employees for personal reasons. The advances do not bear interest and are due on demand.

The Company sold a total of $20,107 of several flooring products to a company owned by an officer of record as of December 31, 2001. These transactions were done at wholesale price.

NOTE I - SUBSEQUENT EVENTS

1. Acquisition

On February 4, 2002, pursuant to a Stock Purchase Agreement between the Company and Eagle Eye Scandinavian Distribution Limited, an English private limited company, which name the Company has changed to Tiger Telematics (UK) Ltd. ("Tiger Telematics"), the Company purchased all of the outstanding stock of Tiger Telematics in exchange for 7,000,000 shares of Floor Decor, Inc. common stock. In addition, all shareholder debt of Eagle Eye will be converted into common stock and warrants to purchase common stock of Floor Decor, Inc. at a price of $0.75 per share. The conversion rate will be one share of common stock and one warrant for every $ 0.40 of debt. The total value of the stock to be issued is contingent upon verification of the debt to be converted, and as such is not determinable at this time. It is expected that the acquisition will be allocated primarily to intangible assets. Tiger Telematics is an early stage company engaged in the distribution of telematics product. Floor Decor, Inc. pursued this acquisition as an opportunity to increase value for the stockholders even though Tiger Telematics' line of business does not concur with Floor Decor's core business.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company subsequently entered into an operating lease for office space in England, through June 2002, at a rate of approximately $ 13,000 per month. The lease can be renewed quarterly.


In January 2002, the Company loaned Tiger Telematics $ 100,000 for which a demand convertible note was recorded. Subsequent to the acquisition, the Company advanced an additional $ 200,000 to temporarily fund operations until interim or permanent financing arrangements for Tiger Telematics could be completed. The advances are due on demand, and bear interest at 6%.



2. Private Placement

During January through March 2002, the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its Common Stock at a price of $0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share. The Company raised approximately $874,000 through these transactions, net of commissions of approximately $131,000, and issued 2,512,450 shares of common stock and 2,512,450 warrants.


3. Conversion of debt to equity

On January 24, 2002 the Company offered all of its debt holders an opportunity to convert their Company debt to shares of Common Stock on the same terms as the Private Placement. The Company made the Debt-Equity Conversion Offer available for a period of 14 days commencing on January 24, 2002. Eight holders of the Company's debt accepted the Debt-Equity Conversion Offer to convert an aggregate amount of $922,733 into 2,306,833 shares of Common Stock and 2,306,833 warrants.

4. Tiger Telematics - Loan from stockholder.

In March 2002 Tiger Telematics received loans from a stockholder totaling $154,000 under non interest bearing demand notes.


NOTE J - POTENTIAL ACQUISITION

The Company entered into a letter of intent to purchase Hamway Flooring Inc., a commercial flooring installer. As of December 31, 2001, the Company had made a deposit of $200,000 in connection with this letter of intent, of which $100,000 is non refundable. This deposit is included in deposits and other assets on the accompanying balance sheet. The letter of intent was extended to be valid through April 15, 2002. The Company must raise approximately $3.5 million in equity or debt in order to complete this transaction.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - BUSINESS CONSIDERATIONS

From July 3, 2000 through December 31, 2000, the Company incurred net losses of approximately $665,000 due to the costs associated with the store openings and the operating costs of new stores without the corresponding revenues. For the year ended December 31, 2001, the losses approximated $1,299,000. The Company had negative cash flows from operating activities of approximately $713,000 for the year ended December 31, 2001 compared to negative cash flows from operating activities of approximately $956,000 for period from the inception date of July 3, 2000 through December 31, 2000. Management attributes this improvement in cash flow to the increased sales from the maturation of its "Big Box" superstore.

While the Company's cash flows from operations have improved from December
31, 2000, the downturn in new orders in the 4th quarter of 2001 has strained the Company's cash flow. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. In the 4th quarter the Company borrowed $130,000 and raised $574,000 of equity through private placements transactions. From January through March 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $874,000 of equity, as disclosed in note I. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company.

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

The Company's business strategy is to grow rapidly by acquiring existing dealers that traditionally have only sold to the commercial homebuilder trade. The acquired business will be consolidated into Floor Decor's superstore format that also caters to the general public. The Company also plans to develop the Tiger Telematics distribution business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient equity or debt capital to accomplish these objectives and to offset any future operating losses that may be incurred until positive cash flows can be generated from operations.

Management intends to raise up to $5.5 million for working capital, and to fund the cost of pursuing strategic growth opportunities. Management is also pursuing $ 10 million in financing to fund the initial operations of Tiger Telematics, Ltd.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE L - QUARTERLY DATA (Unaudited)



                                                                                               Period July 3, 2000, Date of
                                            Year Ended December 31, 2001                       Inception, through December 31, 2000
                         --------------------------------------------------------------------  -------------------------------------
                             Fourth            Third            Second            First            Fourth              Third
                             Quarter          Quarter          Quarter           Quarter           Quarter             Quarter
                         ---------------- ---------------- ----------------- ----------------  ------------------ ------------------

Net sales                        $ 1,129          $ 1,297          $ 744            $ 607           $  195               $   103
Cost of Goods Sold                   672              756            391              320               90                    25
                         ---------------- ---------------- ----------------- ----------------  ------------------ ------------------
Gross Profit                         457              541            353              287              105                    78
Selling, general and
 administrative expense              757              784            696              554              543                   280
Other income (expense)              (43)             (38)            (37)             (28)             (20)                   (6)
                         ---------------- ---------------- ----------------- ----------------     ------------------- --------------
Net Loss                         $ (343)          $ (281)         $ (380)          $ (295)        $   (458)             $   (208)
                         ================ ================ ================= ================     =================== ==============
Basic and diluted
 Net loss per share            $ (0.007)        $ (0.005)       $ (0.007)        $ (0.005)        $ (0.008)             $ (0.004)
                         ================ ================ ================= ================     =================== ==============


The amount previously reported for the 2000 third quarter results include basic and diluted net loss per share of $(0.010). This amount was revised to the above amount in order to reflect the number of shares outstanding equivalent to the amount outstanding at the date of the reverse acquisition.

21. SUBSIDIARIES OF THE COMPANY


Media Flooring Inc., a Florida Corporation

Floor Decor LLC., a Florida Corporation

Tiger Telematics Ltd., a United Kingdom Corporation

21.1
Eagle Eye
Vehicle Communication Gateway



THIS AGREEMENT is made the 19 DAY OF 2001


BETWEEN:
(1) EAGLE EYE TRACKING SYSTEMS (UK) LIMITED a company incorporated under the laws of England and Wales with registered no 3133755 whose registered office is at Apollo House 41 Halton Station Road Sutton Weaver Runcorn Cheshire WA7 3DN ("Eagle Eye"); and

(2) Eagle Eye Distribution Scandinavia Ltd a company incorporated under the laws of England and Wales with registered no.4301299 whose registered office is at 71 New Bond Street, London W1 (the "Distributor").

WHEREAS:

Eagle Eye wishes to appoint the Distributor as its exclusive distributor for the promotion and sale of the Products within the Territory, as defined below.

NOW IT IS HEREBY AGREED as follows:

I.       DEFINITIONS AND INTERPRETATION

1.1 In this Agreement including the recitals, the following words shall have the following meanings:

"Commencement Date"              means the date of this Agreement;

"Control"                        means the ability to direct the affairs of
                                 another whether by virtue of the ownership of shares, contract or otherwise;

"Fully Integrated Design Unit"   means in respect of all of those products
                                 listed in the First and Second Schedules a product in which the components are significantly different to those of the product concerned but which nevertheless offers identical functionality and performance' companies that are for the time being direct or indirect subsidiaries the holding company of the relevant company or another subsidiary of any such holding company and the expressions
                                 "subsidiary" and "holding company" shall have the meanings ascribed to them in 5 736
                                 Companies Act 1985

2.2 The Distributor shall not represent itself as an agent of Eagle Eye for any purpose nor pledge Eagle Eye's credit or give any condition or warranty or make any representation on Eagle Eye's behalf or commit Eagle Eye to any contracts. Further, the Distributor shall not without Eagle Eye's prior written consent make any promises or guarantees with reference to the Products beyond those contained in the promotional material supplied by Eagle Eye or otherwise incur any liability on behalf of Eagle Eye.

2.3 In the event that the Distributor fails to achieve the Minimum Purchase Target then the Distributor shall cease to have the exclusive right to distribute the Product within the Territory and, Eagle Eye shall itself be entitled to sell and distribute the Products within the Territory and shall be entitled to appoint other distributors of its Products within the Territory.

3. DISTRIBUTOR'S UNDERTAKINGS

3.1 The Distributor undertakes and agrees with Eagle Eye at all times during the term of this Agreement:

3.1.2 to use its best endeavors to promote the distribution and sale of the Products in the Territory;

3.1.3 to employ a sufficient number of suitably qualified personnel to ensure the proper fulfillment of the Distributor's obligations under this Agreement;

3.1.4 to maintain and keep appropriate up to date and accurate records of all inquires, quotations, transactions and proceedings relating to the Products including records of deliveries to customers including delivery date, name and address, telephone number and fax number of the customer together with all serial numbers and simcard numbers relating to the Products;

3.1.5 to keep all stocks of the Products which it holds in conditions appropriate for their storage and to provide appropriate security for the Products in each case all at its own cost;

3.1.6 to provide to customers an after-sale and warranty service in respect of the Products and maintain sufficient stock of the Products in order to replace any part of the Product which might be deemed to be faulty.

3.2 In the event of the Product or any part thereof proving to be faulty to return the same to Eagle Eye at the cost of the Distributor whereby Eagle Eye will repair or replace the whole or the part of the Product at Eagle Eye's cost.

3.3 To inform Eagle Eye immediately of any changes in ownership or control of the Distributor and of any change in its organization or method of doing business which might affect the performance of the Distributor's duties in this Agreement.

4. DELIVERY

4.1 Unless otherwise agreed in writing by Eagle Eye and the Distributor delivery shall take place at a bonded warehouse nominated by the Distributor within the vicinity of Heathrow Airport.

4.2 Delivery shall be effected by Eagle Eye to the bonded warehouse. The Distributor shall pay the reasonable costs of the transportation from Eagle Eye's premises to the bonded warehouse including the cost of insurance associated with such transportation.

4.3 Any dates specified by Eagle Eye for delivery of the equipment are intended to be an estimate and time for delivery shall not be made of the essence by notice. If no dates are so specified, delivery will be within a reasonable time.

4.4 Subject to the other provisions of these conditions Eagle Eye will not be liable for any loss (including loss of profit), costs, damages, charges or expenses caused directly or indirectly by any delay in the delivery of the Equipment (even if caused by Eagle Eye's negligence) nor will any delay entitle the Distributor to terminate or rescind the contract unless such delay exceeds 180 days.

4.5 If for any reason the Distributor will not accept delivery of any of the Equipment when it is ready for delivery, or Eagle is unable to deliver the Equipment on time because the Distributor has not provided appropriate instructions, documents, licenses or authorizations:

4.5.1 risk in the Equipment will pass to the Distributor (including for loss or damage caused by Eagle Eye's negligence);

4.5.2 the Equipment will be deemed to have been delivered; and

4.5.3 Eagle Eye may store the Equipment until delivery whereupon the Buyer will be liable for all related costs and expenses (including without limitation, storage and insurance).

4.6 The Distributor will provide at its expense at the Delivery Point adequate and appropriate equipment and manual labor for loading the equipment

5.       SUPPLY OF PRODUCTS

5.1 Orders must be placed 16 weeks in advance of requirement of delivery. Eagle Eye will endeavor to deliver product in a shorter period whenever possible and whenever required.

5.2 Eagle Eye undertakes to use all reasonable endeavors to meet all orders for the Products forwarded to Eagle Eye by the Distributor in accordance with Eagle Eye's terms of delivery.

6.       EAGLE EYE'S UNDERTAKINGS


I, Eagle Eye undertakes:

6.1 to provide any information and support as may reasonably be requested by the Distributor to enable it properly and efficiently to discharge its duties under this Agreement;

6.2 to approve or reject any promotional information or material submitted by the Distributor within 28 days of receipt;

6.3 to supply the spare parts requested by the Distributor, which are required to enable it to fulfill its warranty obligations under this Agreement.

6.4 During the continuance of this Agreement not to appoint any other Distributor or Agent within the Territory.

7. PRICES AND PAYMENT

7.1 The prices to be paid by the Distributor to Eagle Eye for the Products are to be prices set out in Schedules 1, 2 and 3 to this agreement. Provided that Eagle Eye is provided with evidence to its reasonable satisfaction that it is not required to charge VAT in circumstances where delivery is to be effected at an approved Customs and Excise bonded warehouse then Eagle Eye will not charge VAT on the Prices in respect of the Products so delivered.

7.2 Eagle Eye shall give the Distributor 90 days' notice of any rises in the Prices. During the first two years any increase in prices shall only be by such amount as equals the increase in the costs of manufacture by Eagle Eye of the product concerned.

7.3 Any and all expenses, costs and charges incurred by the Distributor in the performance of its obligations under this Agreement shall be paid by the Distributor unless Eagle Eye has expressly agreed beforehand in writing to pay such expenses, costs and charges.

7.4 In respect of any order for Products by the Distributor ("an Order") in order to ensure that the Distributor has the financial resources to pay such sum as equals the value (in terms of the number of Products ordered and price attributable to a unit of each type of product identified in the Order) of the Order concerned ("Order Value") the Distributor shall together with each Order submit such evidence as Eagle Eye may require ("the evidence") to show that it has established a confirmed irrevocable commercial letter of credit ("LC") in favor of Eagle Eye the terms of which will ensure that, notwithstanding any previous drawings, the facility against which Eagle Eye can draw is not less than the Order value of the Order to which it relates. If; in respect of any Order, Eagle Eye does not receive the Evidence or receives insufficient Evidence then it shall be under no obligation whatsoever with respect to an Order until such time as the Evidence required by Eagle Eye is received, however Eagle Eye shall within 24 hours of determining that it has insufficient Evidence notify the Distributor of the fact and advise it of the Evidence that it requires so as to enable it to accept the Order.

7.5 The Distributor shall pay (or alternatively and at Eagle Eye's absolute discretion, Eagle Eye shall be entitled to make a withdrawal under the LC) the full amount of the pro-forma invoice which may be issued at any time after Eagle Eye has notified the Distributor that the Order is available for collection, raised by Eagle Eye within 30 days of issue of such Invoice.

7.6 The Distributor shall not be entitled by reason of any set-off counter claim, abatement, or other similar deduction to withhold payment of any amount due to Eagle Eye and all other claims of whatever nature that the Distributor shall have against Eagle Eye shall form the basis of a separate claim.

7.7 The Distributor shall be responsible for the collection, remittance and payment of any or all taxes, charges, levies, assessments and other fees of any kind imposed by governmental or other authority in respect of the purchase, importation, sale, lease or other distribution of the Products.

7.8 Interest shall be chargeable on any amounts overdue at the rate of 3% above the base rate of Bank of Scotland PLC as applying from time to time to run from the due date for payment until receipt by Eagle Eye of the full amount whether or not after judgment and without prejudice to any other right or remedy of Eagle Eye.

7.9 In the event that in respect of those Products listed in the First and/or Second Schedule a Fully Integrated Design Unit replaces any of those Products then, if; insofar as concerns the cost saving per unit of Product made by Eagle Eye in respect of such replacement ("the Cost Saving") then Eagle Eye will reduce the Price per unit previously attributable to the Product concerned prior to the date of replacement by such amount as equals fifty percent of the Cost Saving

8. ADVERTISING, PROMOTION AND TECHNICAL SUPPORT

8.1 The Distributor shall:

8.1.1 be responsible for the advertising and promotion of the Products in the Territory provided that the use by the Distributor of any advertising materials and promotional literature shall be subject to the prior written consent of Eagle Eye;

8.1.2 submit an annual advertising and promotion program to Eagle Eye for its approval and arrange for it at its own expense;

8.1.3 display advertising materials and other signs provided by Eagle Eye;

8.1.4 shall not make any written statement as to the quality or manufacture of the Products without the prior written approval of Eagle Eye.

8.2 Eagle Eye shall, where mutually agreed, participate with the Distributor in fairs and exhibitions

8.3 Eagle Eye shall from time to time provide the Distributor with such samples, catalogues, brochures and up to date information concerning the Products as the Distributor may reasonably require in order to assist the Distributor with the sale of the Products in the Territory, and Eagle Eye shall endeavor to answer as soon as practicable any technical inquires concerning the Products which are made by the Distributor or its customers.

8.4 During the first Year of this Agreement:

8.4.1 Eagle Eye shall make available to the Distributor (at such time as may be agreed and for a period not exceeding 20 working days) the services of a suitably qualified employee of Eagle Eye to assist the Distributor in the training for fitting of the Products; and

8.4.2 the Distributor shall be entitled to send to the Manufacturer's premises (at such time as may be agreed and for a period not exceeding 20 working days) up to 2 suitably qualified employees of the Distributor for training by Eagle Eye in matters relating to the Products and their marketing.

8.4.3 The services to be provided by the Manufacturer pursuant to clauses 8.3 and 8.4 shall be free of charge, but the Distributor shall:

8.4.4 reimburse to Eagle Eye all travelling, accommodation and other expenses reasonably incurred by any employees of Eagle Eye in providing such services; and

8.4.5 remain liable for all salaries and other employment costs of, and all travelling, accommodation and other expenses incurred by, employees of the Distributor who are sent to Eagle Eye's premises.

8.5 In any case where employees of either party visit the premises of the other for the purposes of this Agreement, the first mentioned party shall:

8.5.1 procure that each such employee complies with all security, safety and other regulations which apply to or are in force at the other party's premises; and

8.5.2 indemnify the other party against any direct damage to property of the other party which is caused by any act or omission of any such employee at the other party's premises.

8.6 If the Distributor requires additional Technical Support during the currency of this agreement then Eagle Eye will provide such technical support as is reasonably required the cost of which shall be agreed the parties in advance and paid for by the Distributor

9. CONDITIONS OF SALE

9.1 The following terms from Eagle Eye's Terms and Conditions of Sale (as in force at the date of this Agreement) shall apply to all sales by Eagle Eye to the Distributor under this Agreement: 1, 3.2, 5,9, 13.1. If there is any inconsistency between the Conditions of Sale and the terms of this Agreement the latter shall prevail.

10. INTELLECTUAL PROPERTY

10.1 The Distributor acknowledges that Eagle Eye's rights to the Intellectual Property used on or in relation to the Products and Eagle Eye's business and the goodwill connected with that are Eagle Eye's property.

10.2 The Distributor accepts that:

10.2.1 it is only permitted to use the Intellectual Property for the purposes of and during the term of this Agreement or as may be additionally authorized by Eagle Eye hereunder;

10.2.2 other than to that extent, it has and will have no right to use or to allow others to use the Intellectual Property or any part of it. It shall not seek to register any Intellectual Property on behalf of Eagle Eye without Eagle Eye's express consent;

10.2.3 it will not remove, alter or otherwise tamper with any trade marks, trade names, logos, numbers or other means of identification on the Products or the packaging therefor which come into the Distributor's possess ion custody or control, and will not place any trade mark or trade name of its own upon the Products or any packaging or other materials used in connection therewith.

10.2.4 it will not do or omit to do or authorize any third party to do or to omit to do anything, which could invalidate or be inconsistent with the Intellectual Property;

10.2.5 it will make a statement in any advertising material and promotional literature produced by or for it in. connection with the Products as to the ownership of any relevant Intellectual Property used or referred to therein.

10.3 The Distributor shall notify Eagle Eye of:

10.3.1 any actual, threatened or suspected infringement of any Intellectual Property of which the Distributor becomes aware;

10.3.2 any claim by any third party of which it becomes aware that the importation or sale of the Products into the Territory infringes any rights of any other person.

10.4 The Distributor shall, at the request and expense of Eagle Eye and on a full indemnity basis but not otherwise), take all such steps during the term of this Agreement as Eagle Eye may reasonably require to assist Eagle Eye in maintaining the Intellectual Property as valid and effective or to take or defend any court or other dispute proceedings concerning intellectual property matters.

11. PRODUCT LIABILITY AND INSURANCE

11.1 Eagle Eye agrees to indemnify the Distributor and keep the Distributor indemnified for and against any costs (including legal costs) claims liability and expenses which it may suffer or incur by reason of a Relevant Claim. Save that Eagle Eye's liability under such indemnity shall be limited to the amount that it can cover in respect of the Relevant Claim in question under the policy of Insurance referred to in clause 9.3 below. Further the Distributor acknowledges that it shall be under a continuing duty to mitigate any and all of its costs, claims, losses, damages or expensed whether the same are connected or arise from a Relevant Claim or the operation of this Agreement.

11.2 The Distributor shall, immediately it becomes aware of a matter, which may result in a Relevant Claim:

11.2.1 immediately give notice to Eagle Eye of the details of the matter;

11.2.2 afford access to Eagle Eye and permit copies to be taken of any materials, records or documents as Eagle Eye may reasonably require to take action under sub-clause 11.2.3;

11.2.3 allow Eagle Eye the exclusive conduct of any proceedings and/or take whatever action as Eagle Eye shall reasonably direct to defend or resist the matter; and

11.2.4 not admit liability or settle the matter without the written consent of Eagle Eye.

11.3 Eagle Eye shall maintain product liability insurance for the duration of this Agreement of not less than (pound)1,000,000 per annum with a reputable insurer and shall provide a copy of the insurance policy [and proof of payment of the current premium to the Distributor upon request by the latter.

11.4 The Distributor undertakes to maintain appropriate up-to-date and accurate records to enable the immediate recall of any batches of the Products or any of them from the retail and/or wholesale markets. These records shall include records of deliveries to customers (including details of batch numbers, equipment serial numbers, SIM card numbers, delivery date, name and address of customer, and telephone number and fax or telex number if available).

11.5 The Distributor shall, at Eagle Eye's cost, give such assistance as Eagle Eye may reasonably require for the purpose of recalling as a matter of urgency any quantities of the Products or any of them from the retail and/or wholesale market.

12. LIMITATION OF LIABILITY


12.1 The following provisions and the provisions of Clause 9.1 set out the entire liability of Eagle Eye (including any liability for the acts or omissions of its employees, agents and subcontractors) to the Distributor in respect of:

12.1.1 any breach of this Agreement; and

12.1.2 any representation, statement or tortious act or omission including negligence arising under or in connection with the Agreement.

12.2 All warranties, conditions and other terms implied by statute or common law (save for the conditions implied by section 12 of the Sale of Goods Act 1979) are excluded from the Agreement.

12.3 Nothing in this Agreement excludes or limits the liability of Eagle Eye for death or personal injury caused by Eagle Eye's proven negligence or Eagle Eye's liability arising from its fraudulent misrepresentation.

12.4 Without prejudice to the provisions of clauses 11.1 and 12.3 Eagle Eye's entire liability in the event of any of the Products supplied by it under this Agreement proving to be defective ("Defective Products") shall be at its option to repair or replace such Products provided always that if any Defective Products are not repaired or replaced within 7 days of them being received by Eagle Eye ("the Time Limit") then Eagle Eye shall refund to the Distributor the sums that it has paid to Eagle Eye in respect of those Defective Products that are not replaced or repaired within the Time Limit.

12.5 Without prejudice to the provisions of clauses 11.1, 12.3 and 12.4 Eagle Eye's entire liability in respect of any claims, actions, or proceedings ("a Claim") arising out of or howsoever connected with this Agreement (whether contractual or tortious in nature) will be limited to the amount that it can successfully recover in respect of a Claim under the Policies of Insurance.

Subject to clauses 11.1, 12.3, 12.4 and 12.5 Eagle Eye's entire liability in contract, tort (including negligence or breach of statutory duty), misrepresentation or otherwise, arising out of or howsoever connected with this Agreement is hereby excluded.

12.6 The Distributors' entire liability under this Agreement in contract shall and is limited to paying for the Products in accordance with the provisions of clause 7. All other liability in contract, tort (including negligence or breach of statutory duty) misrepresentation or otherwise arising out of or howsoever connected with this Agreement is hereby excluded.

12.7 For the avoidance of doubt neither Eagle Eye nor the Distributor shall be liable for special, incidental or consequential damages which may result from performance or failure to perform under this Agreement.

12.8 Both Eagle Eye and the Distributor acknowledge that the foregoing limitations of liability and waivers were agreed to in the course of bargaining and negotiation with respect to this Agreement and that the terms herein including the purchase prices for the Products reflect such limitations of liability and waivers.

13  DURATION AND TERMINATION

13.1 This Agreement shall come into effect on the date hereof and, subject to sub-clause 13.2, shall continue in force for an initial term of 3 Years and indefinitely thereafter until terminated by either party giving not less than 12 months' prior written notice to expire on or after the expiry date of the initial term,

13.2 Without prejudice to any other rights to which it may be entitled, either party may give notice in writing to the other terminating this Agreement with immediate effect if:

13.2.1 the other party commits any material breach of any of the terms of this Agreement and (if such a breach is remediable) fails to remedy that breach within 30 days of that party being notified of the breach;

13.2.2 an order is made or a resolution is passed for the winding up of the other party or if an order is made for the appointment of an administrator to manage the affairs, business and property of the other party or if a receiver is appointed of any of the other party's assets or undertaking or if circumstances arise which entitle the Court or a creditor to appoint a receiver or manager or which entitle the Court to make a winding-up order or if the other party takes or suffers any similar or analogous action in consequence of debt;

13.2.3 where such change of control will result in any competitor of Eagle Eye or any member of Eagles Group or anyone howsoever associated with such competitor (whether such association is via membership of the competitor in questions' Group or otherwise) having direct or indirect control of the Distributor; 13.2.3 either party purports to assign its rights or obligations under this Agreement.

14. EFFECTS OF TERMINATION

14.1 Termination of this Agreement however caused shall be without prejudice to any rights or liabilities accrued at the date of termination.

14.2 Upon termination:

14.2.1 Eagle Eye shall have the option to purchase from the Distributor all stocks of the Products as are in first class order and condition at the same price as was paid by the Distributor for the Products. The option must be exercised within 30 days of termination and the purchase shall take place and the price shall be paid within 30 days of the exercise of the option and the costs of shipping the Products to Eagle Eye shall be borne by [Eagle Eye]. The Distributor shall dispose of all remaining stocks of the Products as Eagle Eye may instruct;

14.2.2 if Eagle Eye chooses not to exercise its option under sub-clause 14.2.1 to re-purchase the Products, the Distributor shall be permitted for a period of 6 months following termination of the Agreement to sell and distribute any stocks of the Products as it may at the time have in store or under its control; thereafter, the Distributor shall promptly return all remaining stocks of the Products to Eagle Eye at the expense of the Distributor or otherwise dispose of the stocks as Eagle Eye may instruct;

14.2.3 upon the exercise of Eagle Eye's option to repurchase the Products under sub-clause 14.2.1, or on the expiration of the 6 month period under sub-clause 14.2.2, the Distributor shall promptly return to Eagle Eye or otherwise dispose of as Eagle Eye may instruct all samples, technical pamphlets, catalogues, advertising materials, specifications and other materials, documents or papers whatsoever sent to the Distributor and relating to Eagle Eye's business (other than correspondence which has passed between the parties) which the Distributor may have in its possession or under its control;

14.2.4 The Distributor shall continue to operate the warranty system for the products sold by the Distributor

14.2.5The termination of this Agreement shall not of itself give rise to any liability on the part of Eagle Eye to pay any compensation to the Distributor for loss of profits or goodwill.

14.3 Subject to sub-clause 14.2 all other rights and licenses of the Distributor under this Agreement shall terminate on the termination date.

15. CONFIDENTIALITY

15.1 Each party agrees and undertakes that during the term of this Agreement and thereafter it will keep confidential and will not use for its own purposes nor without the prior written consent of the other party disclose to any third party all information of a confidential nature (including trade secrets and information of commercial value) which may become known to that party from the other party confidential information) unless the information is public knowledge or already known to that party at the time of disclosure or subsequently becomes public knowledge other than by breach of this Agreement or subsequently comes lawfully into the possession of that party from a third party.

15.2 To the extent necessary to implement the provisions of this Agreement each party may disclose the confidential information to those of its employees as may be reasonably necessary or desirable provided that before any such disclosure each party shall make those employees aware of its obligations of confidentiality under this Agreement and shall at all times procure compliance by those employees with them.

16. FORCE MAJEURE

16.1 The obligations of each party under this Agreement shall be suspended during the period and to the extent that that party is prevented or hindered from complying with them by any cause beyond its reasonable control including (insofar as beyond such control but without prejudice to the generality of the foregoing expression) strikes, lock-outs, labor disputes, act of God, war, riot, civil commotion, malicious damage, compliance with any law or governmental order, rule, regulation or direction, accident, breakdown of plant or machinery, fife, flood, storm, difficulty or increased expense in obtaining workmen, materials, goods or raw materials in connection with the performance of this Agreement.

16.2 In the event of either party being so hindered or prevented, the party concerned shall give notice of suspension as soon as reasonably possible to the other party stating the date and extent of the suspension and its cause and the omission to give such notice shall forfeit the rights of that party to claim suspension. Any party whose obligations have been suspended as aforesaid shall resume the performance of those obligations as soon as reasonably possible after the removal of the cause and shall so notify' the other party. In the event that the cause continues for more than 6 months either party may terminate this Agreement on 30 days notice.

17. ENTIRE AGREEMENT

17.1 This Agreement constitutes the entire understanding between the parties with respect to the subject matter of this Agreement and supersedes all prior agreements, negotiations and discussions between the parties relating to it.

18. AMENDMENTS

18.1 Save as expressly provided in this Agreement, no amendment or variation of this Agreement shall be effective unless in writing and signed by a duly authorized representative of each of the parties to it.

19. ASSIGNMENT

19.1 Neither party shall without the prior written consent of the other party assign, transfer, charge or deal in any other manner with this Agreement or its rights under it or part of it, or purport to do any of the same, nor subcontract any or all of its obligations under this Agreement.

20. FREEDOM TO CONTRACT

20.1 The parties declare that they each have the right, power and authority and have taken all action necessary to execute and deliver, and to exercise their rights and perform their obligations under this Agreement.

21. WAIVER

21.1 The failure of a party to exercise or enforce any right under this Agreement shall not be deemed to be a waiver of that right nor operate to bar the exercise or enforcement of it at any time or times thereafter.

22. SEVERABILITY

22.1 If any part of this Agreement becomes invalid, illegal or unenforceable the parties shall in such an event negotiate in good faith in order to agree the terms of a mutually satisfactory provision to be substituted for the invalid, illegal or unenforceable provision which as nearly as possible validly gives effect to their intentions as expressed in this Agreement. Failure to agree on such a provision within six months of commencement of those negotiations shall result in automatic termination of this Agreement. The obligations of the parties under any invalid, illegal or unenforceable provision of the Agreement shall be suspended during such a negotiation.

23. RESTRICTIVE TRADE PRACTICES ACT

23.1 If there are provisions of this Agreement (or of an agreement or arrangement of which it forms part) by virtue of which particulars of this Agreement (or of an agreement or arrangement of which it forms part) are, at the date of this Agreement, required to be furnished to the Director General of Fair Trading under the Restrictive Trade Practices Acts 1976 and 1977, those provisions do not take effect until the date after those particulars have been furnished.

23.2 Eagle Eye shall be responsible for furnishing particulars of this Agreement, within the relevant time limit, to the Office of Fair Trading if required under the Restrictive Trade Practices Acts 1976 and 1977.


24. NOTICES

24.1 Any notice required to be given pursuant to this Agreement shall be in writing and shall be given by delivering

"Intellectual Property" means any patent, copyright, registered design, unregistered design right, trade mark or other industrial or intellectual property owned or used by the Principal subsisting in respect of the Products together with any current applications for any registerable items of the foregoing;

"Minimum Purchase Target" means the Purchase of at least 6000 (six thousand) Products per six month period falling within the term of this Agreement such periods to commence on the Commencement Date. "Policies of Insurance" means the Policies of Insurance referred to in the Fourth Schedule; "Products" means the products listed in the First, Second and Third Schedules together with such other products developed by Eagle Eye as may from time to time be agreed in writing between the parties;

"Prices" means the prices as set out in the First, Second and Third Schedules

"Relevant Claim" means any liability incurred by the Distributor in respect of damage from any fault or defect in the materials or the workmanship and any reasonable costs, claims, demands and expenses arising out of or in connection with that liability, except to the extent that the liability arises as a result of the action or omission of the Distributor; "Six Month Period" means the period of 6 months from the Commencement Date and each consecutive period of 6 months thereafter during the period of this Agreement;

"Territory" means Finland Norway Denmark Sweden and Iceland

"Year" means the period of 12 months from the Commencement Date and each consecutive period of 12 months thereafter during the period of the Agreement.

1.2 References to Clauses, sub-clauses and Schedules are to the clauses and sub-clauses of and schedules to this Agreement.

1.3 Headings are for convenience only and shall be ignored in interpreting this Agreement.

2. APPOINTMENT

2.1 Eagle Eye hereby appoints the Distributor subject to the provisions of clause 2.3 as its exclusive distributor to import and distribute the Products in the Territory (for the avoidance of doubt, subject to clause 2.3, exclusive of any right of Eagle Eye to do so) on the terms of this Agreement;

the notice by hand at, or by sending the same by prepaid first class post (airmail if to an address outside the country of posting) to the address of the relevant party set out in this Agreement or such other address as either party notifies to the other from time to time. Any notice given according to the above procedure shall be deemed to have been given at the time of delivery (if delivered by hand) and when received (if sent by post).

25. GOVERNING LAW AND JURISDICTION

25.1 This Agreement shall be governed by and construed in accordance with English law and each party hereby irrevocably submits to the jurisdiction of the English Courts.

This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same document. A facsimile signature on any counterpart hereto will be deemed an original for all purposes.

AS WITNESS the hands of the duly authorized representatives of the parties hereto the day and year first above written.

                                 FIRST SCHEDULE

                                      VCG I

                              PRICE-TARGET ANALYSIS


     UNITS                                                  TRANSFER PRICE
                                                               (pound)
     50.00                                                      500.00
    100.000                                                     484.00
    150.000                                                     466.00
    200.000                                                     453.00
    250.000                                                     438.00
    300.000                                                     424.00
    350.000                                                     410.00
    400.000                                                     397.00
    450.000                                                     384.00

                                 SECOND SCHEDULE

                                      VCG 2

                            TRANSFER PRICING ANALYSIS


UNITS             UNITCOST              MARK-UP              (pound)1        TRANSFER PRICE
  0-                                                                         (pound)350.00
  2,000
  2.000-       (pound)220.00              47.7%                              (pound)325.00
  7,500
  100,000      (pound)220.00              44.5%               -3.2%          (pound)317.93
  150,000      (pound)220.00              41.3%               -3.2%          (pound)310.85
  200,000      (pound)220.00              38.1%               -3.2%          (pound)303.78
  250,000      (pound)220.00              34.9%               -3.2%          (pound)296.70
  300,000      (pound)220.00              31.6%               -3.2%          (pound)289.63
  350,000      (pound)220.00              28.4%               -3.2%          (pound)282.55
  400,000      (pound)220.00              25.2%               -3.2%          (pound)275.48
  450,000      (pound)220.00              22.0%               -3.2%          (pound)268.40


                                 THIRD SCHEDULE

                                 (The Products)

Temperature control unit for Products                      to be advised
Back up Battery for VCG2                                   to be advised

21.2
AUTOMOTIVE SOFTWARE
1 MARS14SIDE ROAD, SOUTHPORT, CHUCHTOWN, MERSEYSIDE PR9 9NY
TEL: .44 7077912072 EMAIL: nlgnla~provldcr.co.uk



Attn: Carl Freers
Tiger Telematics Ltd.
2nd Floor
Berkley Sq. Hse.
Berkley Sq.
Mayfair W1J 6BD


Contract Agreement

This agreement is made the 14th day of March 2002
---------------------------     -------      ----

Between:

1) Automotive Software, whose registered office is at 1 Marshside Road, Churchtown, Southport PR9 9NY, England and 2)Tiger Telematics Limited, whose registered office is at 72 New Bond Street, Mayfair W1J 1RR

IT IS AGREED AS FOLLOWS:

For the purpose of this agreement the specified software development will be referred to as the 'Fleet Control' software.

I) INTRODUCTION

Automotive Software will design and supply a software programme to communicate with the GSM based in vehicle telematics product known as the MM7OOO supplied by Maxon Sewon Europe Ltd.

The Fleet Control software programme will provide a user interface for vehicle fleet operators to effectively monitor locations and recover historical journey information from their vehicles. Tiger Telematics LTD will pay an agreed fee for the design and supply of this Fleet Control software programme as specified below, and will own all Intellectual Property Rights for the completed product.

2) PRODUCT SPECIFICATIONS

OVERVIEW

The Fleet Control software will be created using a Delphi programming language in English. The Fleet Control software will run on a suitably specified computer running Microsoft Windows 98 /2000 /XP ~.

The Fleet Control software will communicate with the MM7000 vehicle unit/s through a third party supplied GSM modem module connected to an available communications port on the designated computer.

The Fleet Control software will be integrated with a third party GIS mapping software product named lnfomap 7.0 Professional supplied by Directions Ltd, 40 High Street, Sevenoaks, Kent,

Automotive Software will provide Tiger Telematics with a full installation CD, documentation and original source code upon receipt of final payment.


FLEET CONTROL SOFTWARE FUNCTIONS

I) SMS position request to vehicle unit. Returned message will display icon on the map and display Time, Date Heading, Speed, Region, Town and street in a database grid.

2) Single Data position request. The Fleet Control software will initiate a short Data call to the vehicle unit and then disconnect. Displayed information will be as above.

3) Real time tracking Data connection. The Fleet Control software will open a continuous Data connection to the vehicle unit and display the vehicle position on the map every 3 seconds (Variable).

4) Remote Programming. 'The Fleet Control software will be capable of remotely programming the Maxon unit via a Data connection. This will involve the preparation of custom written "scripts". These scripts will allow the system to configure a range of options in the unit such as the frequency of the stored history records. (the facility to operate relay output to immobilize the vehicle, the facility to create Bull fences" at any map co-ordinates. to program GSM telephone numbers in the vehicle unit that it will respond to, to define the operation of the inputs in the unit to include a panic alarm and an arm and disarm function for the immobiliser Circuit.

5) Ala ran Bull fence. Utilizing the MM7000 inputs via a switch or coded key (This has yet to be specified) to arm the vehicle unit. an automatic Bull fence of 300 meters can be set around the vehicle. If the vehicle is moved out of this circle "without" being disarmed an SMS alarm will be sent back to the system and the vehicles position and alarm status will be displayed on the map.

6) Bull fences (Geozones). The Fleet Control software will allow up to 10 programmable Bull fences to be stored in the vehicle unit. These will be sent via SMS text message to the unit. If the vehicle enters or exits one of these areas it will send an SIMS message back to the Fleet Control software and display the vehicle's position on the map.

7) Historic Journey downloading. The MM7000 unit is capable of storing approximately 10,000 historical records. The Fleet Control software will facilitate both manual and automated downloads of these history logs from the vehicle unit and process the information through an integrated reports module.

8) Integrated Reports Module. Using the historic data downloaded from the vehicle unit, The Fleet Control software will produce the following reports.' Full journey reports showing the start and finish of each journey including the Date, Time, Region, Town and street information plus the distance traveled on each journey (Subject to availability of data provided by Infomap 7.0). Activity report showing all SMS and Data communication with the vehicle unit, Over speed report detailing any historic records that exceed a preset speed limit. Alarm Report detailing all alarms received from each vehicle unit.

9) History Journey Player. 'The Fleet Control software will display a "trail" of Icons to represent the route traveled on the map display using the downloaded history information. The Fleet Control software will also allow an animated display showing each history record of a selected journey.

10 Group Position Polling. The Fleet Control software will allow each vehicle entered into the system to be allocated to a "Group". The Fleet Control software will allow group polling of multiple vehicles using multiple SIMS messages.

11) Release Coding. Automotive Software will include a security coded install feature that will require a release code to install and operate the Fleet Control software programme. A custom software release code generator will be issued to Tiger Telematics Limited upon completion.

IMPORTANT NOTE. Any modifications or addition to the specifications of the software detailed above will be chargeable at an additional agreed fee.

ADDITIONAL INFORMATION

Automotive Software will provide a detailed user guide in a Microsoft Word document for the Fleet Control software programme.

It is the responsibility of Tiger Telematics Limited to purchase the required licenses for the Infomap 7.0 Professional mapping software.

It is the responsibility of Tiger Telematics Limited to address any technical issues or faults identified within the MM7OOO vehicle unit with the product supplier.

3) OBLIGATIONS OF Automotive Software

3.1) Automotive Software will design and supply a functional "beta" software programme within a maximum of '4 working days for the purpose of evaluation and demonstration on receipt of first payment (see 4.1).

3.2) Automotive Software will provide a fully functional Fleet Control software programme suitable for retail distribution within 3 maximum period of 35 working days subject to product specification and software functions detailed above.

3.3) Automotive Software will provide reasonable technical software support to any designated employee of Tiger Telematics Limited as required.

3.4) Automotive Software will evaluate the supplied MM7000 hardware and report any technical issues of faults that may impair or delay the development of the specified software development.

3.5) Automotive Software will provide additional programming services for any specified future software alterations or bespoke developments at an agreed additional charge.

4) OBLIGATIONS OF Tiger Telematics Limited

4.1) Tiger Telematics Ltd agrees to pay Automotive Software a first payment of (pound)15,000 sterling to commence development. Tiger Telematics Limited agrees to pay a further payment of (pound)15,000 sterling upon completion and delivery of the agreed Fleet Control software specification detailed above.

4.2) Tiger Telematics Limited will issue 100,000 free trading shares to Nigel Afford upon completion of the Fleet Control software development. This share holding will be vested over a 12 month period with 50,000 free trading shares issued on completion of the specified product and a further 50,000 free trading shares after 12 months of the date of this agreement.

4.3) Tiger Telematics Limited agrees not to utilize or purchase the services of any third party company or individual to modify or alter the source code of the Fleet Control Software without prior consent from Automotive Software for a minimum period of 12 months.

4.4) Tiger Telematics Limited will provide Automotive Software with a sufficient number of functioning MM7OOO in-vehicle units with active GSM communications for the purpose of development and testing.

4.5) Tiger Telematics Limited hereby indemnifies and agrees to keep indemnified Automotive Software from and against any and all loss, damage and liability (including reasonable legal fees and costs) incurred by the Tiger Telematics Limited in the course of distributing and operating the Fleet Control software system resulting from:

4.5.1) any neglect or default by Tiger Telematics Limited

4.5.2) the proven infringement of the intellectual property rights of any third party providing that such liability has not been incurred by Automotive Software through any default on its part in carrying out the terms of this Agreement.


5) EXCLUSION OF LIABILITY

5.1) Automotive Software accepts no responsibility;

5.1.1) for any inaccuracies or software faults in the third party Infomap 7.0 Professional software product.

5.1.2) for the suitability or functionality of third party Mlvl7000 GSM vehicle unit.

5.1.3) for the accuracy of positional information transmitted by the MM7000 unit via the GSM Networks.

5. 1.4) for the functionality or reliability of communications services supplied by any GSM network providers.


6)    GOVERNING LAW AND JURISDICTION

6.1) This Agreement shall be governed by and construed in accordance with English Law.

6.2) The parties to this Agreement irrevocably agree that the Courts of England shall have jurisdiction to settle any dispute, which may arise out of or in connection with this Agreement and accordingly any proceedings may be brought in such Courts.


7) PAYMENT

In consideration of the undertakings given and obligations assumed by Automotive Software under the terms of this Agreement.

Tiger Telematics Limited agrees to pay Automotive Software the total sum of (pound)30,000 sterling for the development of the above specified software programme including the original source code and all Intellectual Property Rights pertaining to this product

Terms Or payment:

Tiger Telematics Limited will pay Automotive Software (pound)1 5.000 sterling upon signing this agreement.

Tiger Telematics Limited will pay Automotive Software a final payment of (pound)15.000 sterling upon delivery of the completed Fleet Control software programme.


IN WITNESS Whereof this Agreement has been executed on behalf of tile parties tile day and year first above written.


Signed by
for and on behalf of
Automotive Software


Signed by
for and on behalf of
Tiger Telematics Limited