Form 10-K/A
period 2001-12-31
FLOOR DECOR INC
filed 2002-04-30
CIK 1065581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 1)

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
        (State or other jurisdiction of                    (I.R.S. Employee
        incorporation or organization)                     Identification No.)

                  6001 Powerline Road, Ft. Lauderdale, FL 33309
               (Address or principal executive offices) (Zip code)

                                 (954) 351-9833
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2002 was $26,992,890.


Number of shares of common stock outstanding as of March 25, 2002 was 67,705,947.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission on April 1, 2002, as follows:

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information on the directors of the Company is provided below. All executive officers of the Company are also directors of the Company.

Michael Carrender
Director since 2002

Mr. Carrender, age 48, has been Executive Vice President and Chief Financial Officer of the Company since February 2002. Mr. Carrender served as President and Chief Executive Officer of Crowe Rope, a unit of JPBE, Inc., a manufacturer of cordage products, from January 1999 until he joined the Company. He was an independent consultant for various companies prior to joining Crowe. Before he became a consultant, he was with Consolidated Packaging, a publicly traded multi-plant paper converting company, for seventeen years during which he held positions of Treasurer (1979-1983), Chief Financial Officer (1984-1989), also Chief Operating Officer (1988-1989), and President and Chief Executive Officer (1989-1996).

Robert Francis
Director since 2002

Mr. Francis, age 66, has been Managing Partner of Milford Communication Partners LLC, a consulting firm dedicated to wireless and Internet technologies, since 1993. From 1994 to 1999, he also was Secretary General of World Teleport Association, an international organization of Teleport operators, suppliers and consultants. From 1990 to 1993, Mr. Francis was President of General DataCom International Corp., a publicly traded supplier of communication networks.

Edward Kenny
Director since 2001

Mr. Kenny, age 52, served as President of Floor Decor Inc., a Florida Corporation that was a predecessor to the company ("Floor Decor") from August 2000 until April 2002, when he became EVP Purchasing. Prior thereto, Mr. Kenny ran the Florida retail operations of the Maxim Group, Inc. (name changed to Flooring America, Inc. in November 1999), a publicly traded home flooring retailer from June 1999 to August 2000 until April 2002, when he became EVP Purchasing. Mr. Kenny was Chairman of Kenny Carpet & Linoleum, Inc., a multi-store retail chain in western New York, from 1986 to June 1999.

Habib Lahage
Director since 2001

Mr. Lahage, age 61, is President of Lahage & Associates, a custom estates contractor of high-end homes in the South Florida area. He has been associated with Lahage & Associates since 1989.

A. J. Nassar
Director since 2001

Mr. Nassar, age 45, has served as Chairman, President and Chief Executive Officer of the Company since May 2001. He has over 20 years of experience in the retail flooring industry. From December 1990 to May 2000, Mr. Nassar served as President and Chief Executive Officer of the Maxim Group, Inc. (named changed to Flooring America, Inc. in November 1999), a publicly traded home flooring retailer. On June 15, 2000 Flooring America filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Nassar has been named as a defendant in a lawsuit alleging securities fraud in connection with his service to Flooring America. From 1986 to 1990, he served as Vice President and Chief Operating Officer of Kenny Carpet & Linoleum, Inc., a multi-store retail carpet chain in western New York.

Paul Renn
Director since 2001

     Mr. Renn, age 47, has served as Executive Vice President of Janovic/Plaza, a wholly owned subsidiary of Benjamin Moore & Co. that manufactures and distributes painting and decorative products, since October 2000. From 1995 to June 2000, Mr. Renn served in various management capacities with the Maxim Group, Inc. (Flooring America, Inc.) a publicly traded home flooring retailer, ending up as President, Retail Division, from February 1999 to June 2000.

Matthew Sailor
Director since 2001

Mr. Sailor, age 31, has served as the Director of Sales of Floor Decor since August 2000. He was Director of Sales for the Native Visions Gallery, a retailer of fine art in South Florida from 1998 to August 2000. Mr. Sailor was Vice President of Sales and Executive Director of Roslyn Sailor Fine Arts, a retailer of fine arts, from 1993 to 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon review of records received by the Company, all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis in 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table provides information on the total compensation paid or accrued during the fiscal year indicated below to the Company's chief executive officer. The table also lists the former chief executive officer of the Company who would have been included had he remained an executive officer of the Company at December 31, 2001.




                           Summary Compensation Table

                                                Annual Compensation (1)
     Name and                               ---------------------------------        All Other
 Principal Position(s)               Year           Salary              Bonus       Compensation
 ---------------------               ----           ------              -----       ------------

A. J. Nassar                         2001           $37,266 (2)           $0             $0
    Chief Executive Officer
    and Chairman of the Board

Jonathan Landers (3)                 2001           $0                    $0             $0
    Former President and Chief
    Executive Officer



----------------------
(1) No officer received perquisites in an amount greater than the lesser of (a) $50,000 or (b) 10% of such officer's total salary plus bonus.

(2) Represents salary earned by Mr. Nassar from May 22, 2001 through December 31, 2001, $35,343 of which was accrued and unpaid as of December 31, 2001.

(3)  Mr. Landers resigned as President and Chief Executive Officer on May
     22,2001.

Option Grants

     As of December 31, 2001, there were no stock options granted pursuant to the Company's stock option plan.

Compensation of Directors

     The directors of the Company are not compensated for serving as members of the Company's Board of Directors.

Stock Option Plan

     The Company adopted its stock option plan (the "2001 Plan") on July 31,
2001.

     The stock incentive plan provides for the granting of incentive stock related awards to officers, employees and other individuals so that the Company will be able to attract and retain the services of highly qualified individuals. The essential features of the 2001 Plan are set forth below.

     Shares Authorized for Grant. Subject to the anti-dilution provisions discussed below, there are 8,000,000 shares of common stock reserved for issuance upon the exercise of options. Such shares may be authorized, but unissued shares of common stock, or reacquired shares. Shares subject to options granted under the 2001 Plan which have lapsed or terminated may again be subject to options under the 2001 Plan. No options to purchase shares of common stock have been granted under the 2001 Plan as of December 31, 2001.

     Administration of the 2001 Plan. The 2001 Plan is administered by the Board of Directors or by a committee consisting of two (2) or more outside directors who are appointed by the Board (the "Committee"). Subject to the express provisions of the 2001 Plan, the Board or such Committee has the authority to interpret the 2001 Plan, to prescribe, amend and rescind rules and regulations relating to the 2001 Plan, to determine the terms and provisions of option agreements and to make all other determinations necessary or advisable for the administration of the 2001 Plan. Any controversy or claim arising out of or related to the 2001 Plan, or the options granted thereunder, is determined unilaterally by, and at the sole discretion of, the Committee.

     Option Grants to Eligible Individuals. All employees and other individuals who provide services to the Company are eligible to receive options under the 2001 Plan. Employees are eligible to receive either "incentive" stock options, subject to the limitations of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "non-statutory" stock options. The 2001 Plan confers discretion on the Committee to select employees or other individuals that the Committee determines to receive options, to determine the number of shares subject to each option, the term of each option and the exercise price of the options granted, except that the exercise price may not be less than 100% of the fair market value of the underlying common stock for an incentive stock option as of the date of grant. In addition, the exercise price may not be less than 110% of the fair market value of the common stock for an incentive stock option granted to a person who owns more than 10% of the total combined voting power or value of all classes of stock of the Company. No option may have a term in excess of ten (10) years from the date of grant.

     The Committee has the authority to determine the vesting requirements and the permissible methods of payment of the exercise price. The Committee may also make such other provisions in the options, consistent with the terms of the 2001 Plan, as it may deem desirable. Options granted under the 2001 Plan are not exercisable until six (6) months after grant.

     To the extent that such an option is an incentive stock option, upon termination of an optionee's employment with the Company for any reason, such optionee's options shall immediately terminate, except that upon termination, the Committee in its discretion may allow the optionee to exercise any vested options owned by the optionee within ninety (90) days after termination. In no event are options exercisable beyond their stated term.

     Change in Control. All options granted under the 2001 Plan become fully vested and immediately exercisable upon the occurrence of a "Change of Control." The 2001 Plan defines Change of Control to mean the occurrence of any of the following: (i) the acquisition (other than from the Company directly) by any "person" group or entity within the meaning of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) of beneficial ownership of thirty-five (35%) percent or more of the outstanding common stock of the Company; (ii) if the individuals who serve on the Board as of the date of stockholder approval of the 2001 Plan, no longer constitute a majority of the members of the Board of Directors; provided, however, any person who becomes a director subsequent to such date, who was elected to fill a vacancy by a majority of the directors then serving on the Board of directors shall be considered a member prior to such date; (iii) the stockholders of the Company approve a merger reorganization or consolidation of the Company whereby the stockholders of the Company immediately prior to such approval do not, immediately after consummation of such reorganization, merger or consolidation, own more than 50% of the voting stock of the surviving entity; or (iv) a liquidation or dissolution of the Company, or the sale of all or substantially all of the Company's assets.

     Nontransferability of Options. Options granted under the 2001 Plan are not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee. Upon such optionee's death, the beneficiary of the optionee's estate shall have the lesser of (a) the remaining term of such option or (b) one year for the optionee's death within which to exercise such options.

     Anti-dilution Provisions. In the event of a change, such as a stock split or stock dividend, in the Company's capitalization, which results in a change in the number of outstanding shares of common stock, without receipt of consideration, an appropriate adjustment will be made in the exercise price of, and the number of shares subject to, all outstanding options. An appropriate adjustment will also be made in the total number of shares authorized for issuance under the 2001 Plan.

     Dissolution or Liquidation. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company with one (1) or more corporations as a result of which the Company is not the surviving corporation, or upon a sale of substantially all the property or more than fifty (50%) percent of the then outstanding shares of common stock of the Company to another corporation, the Company shall either: (a) provide for the assumption by the successor corporation of the options theretofore granted or the substitution by such corporation for such options of new options covering the stock of the successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices; or (b) give to each optionee at the time of adoption of the plan of liquidation, dissolution, merger or sale, notice of the adoption of the plan of liquidation, merger or sale (i) a reasonable time thereafter within which to exercise all such options owned by such individuals prior to the effective date of such liquidation, dissolution, merger or sale; or (ii) the right to exercise the option as to an equivalent number of shares of common stock of the successor corporation by reason of such liquidation, dissolution, merger, consolidation or reorganization.

     Tax Consequences to Grantees. Under present tax law, the Federal income tax treatment of options granted under the 2001 Plan is as generally described below.

     Incentive Stock Options. With respect to options which qualify as incentive stock options, an optionee will not recognize income for federal income tax purposes at the time options are granted or exercised. If the optionee disposes of shares of common stock acquired upon exercise of the options before the expiration of two years from the date the options are granted, or within one year after the issuance of shares upon exercise of the options, the optionee will recognize, in the year of disposition (a) ordinary income, to the extent that the lesser of either (i) the fair market value of the shares on the date of option exercise or (ii) the amount realized on disposition, exceeds the option price; and (b) capital gain (or loss), to the extent that the amount realized on disposition differs from the fair market value of the shares on the date of option exercise. If the shares are sold after expiration of these holding periods, the optionee will realize capital gain or loss (assuming the shares are held as capital assets) equal to the difference between the amount realized on disposition and the option price.

     Non-Qualified Stock Options. Non-qualified stock options are all options which do not qualify for incentive stock option treatment under Section 422 of the Code. If a non-qualified stock option has a readily ascertainable fair market value at the time of grant, the optionee realizes ordinary income either
(a) when his rights in the option becomes transferable; or (b) when the right to an option is not subject to a substantial risk of forfeiture. Ordinary income will be equal to the fair market value of the option less any amount paid by the optionee. If the option does not have an ascertainable fair market value at the time of grant, income is realized at the time the option is exercised. Such income would be the positive difference between the fair market value of the common stock received at the time of exercise and the exercise price paid. Upon the sale of the common stock received upon exercise, the difference between the sale price and the fair market value on the date of exercise will be treated as capital gain or loss.

     Tax Consequences to the Company. The Company will be entitled to a deduction for federal income tax purposes at the same time and in the same amount as an optionee is required to recognize ordinary income as described above. To the extent an optionee realizes capital gains as described above, the Company will not be entitled to any deduction for Federal income tax purposes.

     Accounting Considerations. Currently, there is no charge to the Company's operations in connection with the grant or exercise of an option under the 2001 Plan, unless the fair market value of the shares at the date of grant exceeds the exercise price of the option, in which case there will be a charge to operations in the amount of such excess. Earnings per share may be affected by the 2001 Plan by the effect on the calculation, as prescribed under generally accepted accounting principles, of the number of outstanding shares of common stock of the Company. This calculation reflects the potential dilutive effect, using the treasury stock method, of outstanding stock options anticipated to be exercised even though shares have not yet been issued upon exercise of these options. When shares are actually issued as a result of the exercise of stock options, additional dilution of earnings per share may result.

     Reload Options. The 2001 Plan provides for the automatic grant of reload options to an optionee who would pay all, or part of, an option exercise price by the delivery of shares of common stock already owned by such optionee. Reload options would be granted for each share so tendered. The exercise price of such reload option is the fair market value of the common stock on the date the original option is exercised. All other terms of the reload options are identical to the terms of the original option.

Employment Contracts and Termination and Change-In-Control Arrangements

     As of December 31, 2001, the Company has not entered into any employment, termination or change-in-control agreement with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

     No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 25, 2002 for (a) the chief executive officer, (b) each of the Company's directors, (c) all of the Company's current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of the Company's common stock.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

     Shares of common stock that may be acquired by an individual or group within 60 days of March 25, 2002, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Percentage of ownership is based on 67,705,947 shares of common stock outstanding on March 25, 2002.





                                                                 Amount and Nature of                     Percent
   Name of Beneficial Owner                                      Beneficial Ownership                     of Class
   ------------------------                                      --------------------                     --------

   Carl Freer (1)
   Berkeley House Square, 2nd Floor
   Berkeley Square
   London, W1J6BD
   United Kingdom........................................             4,262,738                             6.2%






   Chris Strum (2)
   Berkeley House Square, 2nd Floor
   Berkeley Square
   London, W1J6BD
    United Kingdom.......................................             4,262,738                             6.2%


Directors and Executive Officers:

   A. J. Nassar (3)......................................            17,915,000                            26.0%
   Edward Kenny (4)......................................             3,824,000                             5.5
   Michael Carrender.....................................                 1,000                               *
   Robert Francis........................................                 1,000                               *
   Habib Lahage..........................................                25,000                               *
   Paul Renn.............................................                25,000                               *
   Matthew Sailor........................................               175,000                               *
   All directors and executive
      officers as a group (7 persons)....................            21,966,000                            31.9%
-----------------



*       Less than one percent (1%).

(1) Mr. Freer is an officer of the Company's Tiger Telematics subsidiary. Amount includes 762,738 shares issuable upon conversion at $.40 per share. This debt conversion is provided for in the purchase agreement dated February 4, 2002 pursuant to which the company acquired Tiger Telematics Ltd. See Report on Form 8-K/A dated April 19, 2002.

(2) Mr. Strum is an officer of the Company's Tiger Telematics subsidiary. Amount includes 762,738 shares issuable upon conversion at $.40 per share. This debt conversion is provided for in the purchase agreement dated February 4, 2002 of the Tiger Telematics Ltd. See Report on Form 8-K/A dated April 19, 2002.

(3) Consists of 10,750,000 shares that are directly held by Mr. Nassar individually and 5,915,000 shares that are held by the AJ Nassar Family Limited Partnership, a Florida limited partnership (the "Partnership") and are deemed to be beneficially owned by Mr. Nassar. Also includes the warants to purchase 1,250,000 shares of stock at $.75. The address of Mr. Nassar and the Partnership is 6001 Powerline Road, Ft. Lauderdale, Florida 33309.

(4) The address of Mr. Kenny is 6001 Powerline Road, Ft. Lauderdale, Florida 33309.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had a 10% demand note payable to Alvin J. Nassar, its Chairman and Chief Executive Officer, in the amount of $852,789 and $841,064 as of December 31, 2001 and 2000, respectively. Interest expense related to this note amounted to $86,337 and $19,499 for the periods ended December 31, 2001 and 2000, respectively. Also, as of December 31, 2001 and 2000, the Company owed a total of $180,382 to Mr. Nassar on a non-interest bearing note that is due on demand. The amount of $554,500 of this debt was converted to equity subsequent to December 31, 2001 for a total of 1,386,250 shares of common stock and warrants exercisable for 1,250,000 of common stock at a price of $.75.

     Prior to the merger, Messrs. Lahage and Renn, directors of Floor Decor, each purchased shares of common stock of Floor Decor for the aggregate consideration of $1.14 and $.68 respectively. Upon merger of Floor Decor into the Company they each received 25,000 shares of common stock.

     Prior to the merger, Mr. Sailor, an officer and director of the Company purchased shares of common stock of Floor Decor for the aggregate consideration of $7.99. Upon merger of Floor Decor into the Company he received 175,000 shares of common stock.

     Prior to merger Mr. Kenny, an officer and Director purchased shares of common stock of Floor Decor for the aggregate consideration of $52.11. Upon merger of Floor Decor into the Company he received 3,824,000 shares of common stock.

     Prior to the merger, Mr. Nassar the Company's Chief Executive Officer and a Director purchased shares of common stock of Floor Decor for $448.88 (including $270.00 from the Alvin Nassar Family Limited Partnership). Upon merger of such company into the Company he received 15,415,000 shares of common stock, 5,915,000 shares that are held by the Alvin Nassar Family Limited Partnership.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FLOOR DECOR, INC.

                                       By:  /s/ A.J. Nassar
                                            ------------------------------------
                                            A.J. Nassar
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2002.


Signature                          Title
------------------------------     ---------------------------------------------

/s/ Alvin J. Nassar                Chairman, President, Chief Executive Officer
                                   and Director (Principal Executive Officer)
------------------------------
(Alvin J. Nassar)



/s/ Michael Carrender              Executive Vice President, Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer) and Director
------------------------------
(Michael Carrender)



/s/ Robert Francis                 Director
------------------------------
Robert Francis



/s/ Edward P. Kenny                Director
------------------------------
Edward P. Kenny



/s/ Matthew G. Sailor              Director
------------------------------
(Matthew G. Sailor)



/s/ Habib Lahage                   Director
------------------------------
(Habib Lahage)



/s/ Paul R. Renn                   Director
------------------------------
(Paul R. Renn)