Form 10-Q
period 2002-03-31
FLOOR DECOR INC
filed 2002-05-21
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the Quarterly Period Ended March 31, 2002

                        Commission File Number 001-15977

                                FLOOR DECOR, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-4051167
(State or other jurisdiction of                               (IRS Employer
Incorporation or organization)                            Identification Number)

  6001 Powerline Road, Ft. Lauderdale, FL                         33309
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

                                  Yes _x_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
Class                                                        May 14, 2001
---------------------------                                  -------------------
Common Stock, Par                                            68,505,923
Value $0.001 per share

                                    CONTENTS

                                                                            Page
                                                                            ----

Financial Statements

 Condensed Consolidated Balance Sheets                                       F-2

 Condensed Consolidated Statements of Operations                             F-3

 Condensed Consolidated Statement of Stockholders' Deficit                   F-4

 Condensed Consolidated Statements of Cash Flow                        F-5 - F-6

 Notes to Condensed Consolidated Financial Statements                 F-7 - F-11



                       FLOOR DECOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,                    December 31,
                                                                                    2002                           2001
                                                                                (unaudited)
                                                                       ----------------------------------------------------
Assets
Current Assets
         Cash                                                           $                -                   $       20,331
         Accounts receivable, less allowance for doubtful
             Accounts, March 31, 2002 $4,000; December
             31, 2001 $7,406                                                       162,417                           93,580
         Advances to officers and employees                                         21,271                           26,029
         Inventories                                                               885,377                          708,293
         Prepaid expenses                                                          580,777                           27,241
                                                                       -------------------                  ---------------
                           Total current assets                                  1,649,842                          875,474

Property and Equipment, net                                                        205,797                          161,028
Distribution Agreement, less accumulated amortization
          of $28,940                                                               434,110                                -
Order Backlog                                                                    2,800,000                                -
Deposits and Other Assets                                                          167,272                          262,272
                                                                       -------------------                 ----------------
                                                                        $        5,257,021                  $     1,298,774
                                                                       ===================                 ================

Liabilities and Stockholders' Deficit
Current Liabilities
         Accounts payable                                               $        1,319,254                  $       764,455
         Amounts due stockholders                                                1,340,064                        1,541,053
         Notes payable                                                              61,065                          130,119
         Accrued expenses                                                          267,096                          147,451
         Customer deposits                                                         135,970                          110,325
                                                                       -------------------                  ---------------
                           Total current liabilities                             3,123,449                        2,693,403
                                                                       -------------------                  ---------------

Commitments

Stockholders' Deficit
       Common stock, at par value                                                   68,006                           55,887
       Authorized 100,000,000 shares issued, March 31, 2002 68,005,923;
       December 31, 2001 55,886,664 shares
       Additional paid in capital                                                5,221,381                          514,104

       Subscription receivable                                                    (18,036)                             (36)
       Accumulated deficit                                                     (3,137,779)                      (1,964,584)
                                                                       -------------------                  ---------------
                                                                               (2,133,572)                      (1,394,629)
                                                                       -------------------                  ---------------
                                                                         $      5,257,021                  $     1,298,774
                                                                       ===================                  ===============


See Notes to Consolidated Financial Statements.




                        FLOOR DECOR INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                       Three Months ended March 31,
                                                                                -------------------------------------------

                                                                                      2002                             2001
                                                                                -------------------------------------------

Net sales                                                                  $       934,599                   $      607,141
Cost of goods sold                                                                 473,755                          319,952
                                                                           ---------------                    -------------
                  Gross Profit                                                     460,884                          287,189
                                                                           ---------------                    -------------

Operating expenses
      Selling expense                                                              421,245                          172,822
      General and administrative expense                                         1,184,474                          381,003
                                                                          ----------------                    -------------
                  Total Operating Expenses                                       1,605,719                          553,825
                                                                          ----------------                    -------------

                  Operating Loss                                                (1,144,875)                        (266,636)
                                                                          ----------------                    -------------

Other income (expense)
      Currency Translation Adjustment                                               (5,963)                               -
      Interest expense                                                             (22,357)                         (28,144)
                                                                         -----------------                    -------------
                                                                                   (28,320)                         (28,144)
                                                                         -----------------                    -------------
                  Net loss                                                 $    (1,173,195)                  $     (294,780)
                                                                         =================                    =============

                  Basic and diluted net loss per
                    common share                                           $        (0.019)                  $       (0.005)
                                                                        ==================                    =============

                  Weighted average shares outstanding
                     (basic and diluted)                                        63,062,131                       54,236,664
                                                                        ==================                    =============


See Notes to Consolidated Financial Statements.


                                               FLOOR DECOR, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                Three Months Ended March 31, 2002
                                                           (unaudited)


                                                                      Additional
                                                   Common              Paid in      Subscriptions     Accumulated         Total
                                                   Stock               Capital       Receivable         Deficit          Deficit
                                             Shares        Amount
                                        -------------------------------------------------------------------------------------------


Balance (deficit) at December 31, 2001     55,886,664     $55,887      $514,104         $(36)        $(1,964,584)      $(1,394,627)
Issuance of common stock and warrants       2,512,450       2,512       874,161        (18,000)             -             858,673
Conversion of notes payable and amounts
  Due stockholders into common stock
    and warrants                            2,306,809       2,307       920,416            -                -             922,723
Common Stock issued in acquisition of
   Tiger Telematics                         7,000,000       7,000      2,793,000           -                -            2,800,000
Common Stock issued in satisfaction of
    obligations                               300,000         300        119,700            -                -             120,000
Net Loss                                       -             -                                        (1,173,195)      (1,173,195)
                                        -------------------------------------------------------------------------------------------

Balance (deficit) at March 31, 2002        68,005,923     $ 68,006   $ 5,221,381     $ (18,036)      $ (3,173,779)    $ (2,133,572)
                                           ==========     ========   ===========     ==========      =============    =============


See Notes to Consolidated Financial Statements.


                                       F-4

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                       Three Months ended March 31,
                                                                            -----------------------------------------------
                                                                                      2002                             2001
                                                                            -----------------------------------------------
      Cash Flows From Operating Activities
            Net loss                                                       $    (1,173,195)                  $     (294,780)
           Adjustments to reconcile net loss to net cash used in
           operating activities:
               Depreciation and Amortization                                        39,701                           11,343
               Changes in assets and liabilities.                                 (153,925)                         126,023
                Interest on notes payable and stockholder loans
                 capitalized to principal balances                                  12,977                                -
               Writedown of deposit                                                100,000                                -
               Obligations paid with common stock                                  120,000                                -
                                                                            --------------                    -------------
                             Net cash used in operating activities              (1,054,442)                        (157,414)

      Cash Flows From Investing Activities
           Cash received from acquisition of Tiger Telematics                          787                                -
           Proceeds from sale of property and equipment                                  -                            8,155
           Purchase of property and equipment                                      (54,094)                          (6,502)
           Collection of advances to officers and employees                          4,758                                -
           (Increase) decrease  in deposits and other assets                         (5000)                          32,853
                                                                            --------------                    -------------
      Net cash (used in) provided by investing activities                          (53,549)                          34,506
                                                                            --------------                    -------------
      Cash Flows From Financing Activities
           Issuance of common stock and warrants                                   858,673                                -
           Loans and advances from stockholders                                    291,289                          194,800
           Increase in excess of outstanding checks and bank balances              199,474                           51,539
           Repayments to stockholders                                             (261,776)                        (123,431)
                                                                            --------------                    -------------
                              Net cash provided by financing activities          1,087,660                          122,908
                                                                            --------------                    -------------
                              Net change in cash                                   (20,331)                               -

      Cash:
           Beginning                                                                20,331                                -
                                                                            ==============                    =============
           Ending                                                          $             -                                -
                                                                            ==============                    =============

      Supplemental Disclosure of Cash Flow Information
           Cash paid for interest                                          $         9,380                   $       31,953
                                                                            ==============                    =============
      Supplemental Disclosure of Non-cash Investing and Financing
             Activities
               Common Stock issued in payment of obligations               $       120,000                   $            -
                                                                            ==============                    =============
                Common Stock issued in exchange for subscriptions
                  receivable                                               $        18,000                   $          622
                                                                            ==============                    =============
               Conversion of Notes Payable and Amounts Due Stockholders
                into Common Stock                                          $       922,723                   $            -
                                                                            ==============                    =============




                       FLOOR DECOR, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (unaudited)


                                                                                            Three months ended March 31,
                                                                                      2002                             2001
Acquisition of Tiger Telematics:
     Working capital acquired, net of cash $787                                    144,917                                -
      Distribution Agreement                                                     2,800,000                                -
      Order Book                                                                   463,050                                -
      Property and Equipment                                                         1,436                                -
     Amounts due to stockholders                                                  (610,190)                               -
     Common Stock issued                                                        (2,800,000)                               -
                                                                          ----------------                    -------------
     Cash received                                                                    $787                                -
                                                                          ================                    =============

   See Notes to Consolidated Financial Statements.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of March 31, 2002 and the three months ended March 31, 2002 and 2001 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the company's accounting policies, refer to the consolidated financial statements and related notes included in the company's Annual Report on form 10-K for the year ended December 31, 2001.

NOTE B - REVERSE ACQUISITION AND EQUITY TRANSACTIONS

As of December 31, 2000 Floor Decor had 1,000 shares of common stock authorized and 378 shares issued and outstanding. The Company issued an additional 622 shares of common stock on January 1, 2001 at a cost of $1 per share. As a result of these additional shares being issued, the Company had 1,000 shares of common stock authorized and 1,000 shares issued and outstanding as of March 31, 2001 prior to the reverse acquisition (as described below) on May 22, 2001.

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

To compute the loss per share for the 1st quarter of 2001, the 54,236,664 shares outstanding at the date of the reverse acquisition was assumed to be outstanding since July 3, 2000, the date of inception of the Company.

Since the Company had a loss for all periods presented, basic and diluted loss per common share are equal. The Company has not included 6,469,259 potential common shares relating to outstanding common warrants as of March 31, 2002 in the calculation of the diluted earnings per share for the 1st quarter of 2002, because their effect would be antidilutive.

During the 1st quarter of 2002 the Company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $ 0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 31, 2003. Proceeds from these sales, net of advisory fees totaling $128,307, amounted to $876,673.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the 1st quarter of 2002, certain stockholders and others converted $922,723 of notes payable and amounts due to stockholders into 2,306,809 shares of Common Stock. For each share of Common Stock purchased, they also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share, exercisable through December 31, 2003.

NOTE C - RELATED PARTY TRANSACTIONS

As of March 31, 2002, a 10% demand note payable to a 24.6% stockholder in the amount of $61,509. The Company also owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand.

As of March 31, 2002, the Company had 15% demand notes totaling $12,761, 10% demand notes totaling $279,630, and 6% demand notes totaling $4,304 payable to stockholders (combined ownership less than 1%).

The Company also has non-interest bearing notes of $109,089 and non interest bearing advances of $792,390 payable to the two former Tiger Telematics stockholders (combined ownership 10% of the Company). As discussed in note F, $610,190 of these advances are convertible into Common Stock and warrants.

Total interest expense on stockholder debt amounted to $19,998 for the 1st quarter of 2002.

NOTE D - INCOME TAX MATTERS

The Company has net operating loss carryforwards as of March 31, 2002 for federal income tax purposes of approximately $2,015,000 expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carryforwards is dependent upon the Company earning sufficient future taxable income during the periods that the carryforwards are available. Due to this uncertainty, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carryforward with a valuation allowance in the amount of $685,000.

NOTE E - NOTES PAYABLE

As of March 31, 2002, the Company had 15% demand notes payable totaling $61,065.

NOTE F - ACQUISITION OF TIGER TELEMATICS, LTD.

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

The 7,000,000 shares of stock issued were valued at $0.40 per share. This price is the same price as the private placement transactions with investors that were entered into from December 2001 through March 2002. This valued the stock issued at $2,800,000. The negative equity of Tiger

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Telematics of $463,050 as of the acquisition date resulted in an excess of acquisition cost over tangible asset value of $3,263,050.

The excess of the acquisition price over the tangible asset valuation was assigned to two intangible assets. $2,800,000 was ascribed to an order backlog of open pending orders for products for future shipments over the next several years. This amount will be amortized as the orders are shipped on a prorata basis. The remaining amount of $463,050 was assigned to distribution rights under a Distribution Agreement with Eagle Eye Telmatics, plc, which was executed on October 19, 2001(see Form 10-K dated March 31, 2002, exhibit #21.1). This amount will be amortized quarterly over the 32 month remaining life of the distribution agreement.

In connection with this acquisition, the former Tiger Telematics shareholders agreed to convert $610,190 of their shareholder debt into Common Stock and warrants to purchase common stock at a price of $0.75 per share. The conversion rate will be one share of common stock and one warrant for every $0.40 of debt. This amount had not yet been converted. Although the conversion is still anticipated, no assurance can be given as to the timing and ultimate completion of the conversion.

 The following proforma information reflects the net sales, net loss, and per share amounts for the quarter ended March 31, 2002 as if the acquisition had been completed on January 1, 2002:


                 Proforma net sales                                 $    934,599
                                                    ============================

                 Proforma net loss                                  $ (1,392,299)

                                                    ============================

                 Proforma basic and diluted net loss
                   per common share                                 $     (0.021)
                                                    ============================

                Weighted average shares outstanding
                  (basic and diluted)                                 65,706,575
                                                    ============================


Proforma information for the quarter ended March 31, 2001 is not presented because Tiger Telematics was not formed until October 9, 2001.

NOTE G - SUBSEQUENT EVENTS

On April 26, 2002 the company entered into a Lease Agreement with Christian and Timbers UK Ltd. for office premises for its subsidiary Tiger Telematics Ltd. in London, United Kingdom. -See attached exhibit - The lease has a term of five years. The Company will satisfy its obligation to pay rent for the first year of the term of the lease by issuing 500,000 shares of Floor Decor's Common Stock. If the Landlord liquidates the Shares in the first year of the term of the Lease and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash. The second and subsequent years of the term of the lease shall be paid in cash.

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsequent to March 31, 2002 the Company borrowed approximately $150,000 from the 26.4% stockholder of record under a 10% demand note. In addition, the Company also borrowed approximately $116,000 under a non interest-bearing demand note payable to the two former Tiger Telematics stockholders (combined ownership 10% of the Company).


NOTE H - POTENTIAL ACQUISITION

In 2001, the Company entered into a letter of intent to purchase Hamway Flooring Inc., a commercial flooring installer. As of March 31, 2002, the Company had made a deposit of $200,000 in connection with this letter of intent, of which $100,000 is non refundable. The letter of intent was extended to be valid through April 15, 2002, at which time it expired. The Company is currently negotiating the terms of an additional extension. As of March 31, 2002, the Company expensed the $100,000 non-refundable portion of the deposit. The refundable portion is included in deposits and other assets on the accompanying balance sheet.


NOTE I - BUSINESS CONSIDERATIONS

For the year ended December 31, 2001, the Company incurred net losses of approximately $1,299,000. For the 1st quarter of 2002, the losses approximated $1,173,000. The Company had negative cash flows from operating activities of approximately $713,000 for the year ended December 31, 2001 and negative cash flows from operating activities of approximately $1,054,000 for the 1st quarter of 2002.

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics acquisition, has strained the Company's cash flow. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During the 1st quarter of 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note B. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company.

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

                       FLOOR DECOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management intends to raise up to $7.0 million in equity for working capital, and to fund the cost of pursuing strategic growth opportunities. Management is also pursuing $ 10 million in equity financing to fund the initial operations of Tiger Telematics, Ltd.

NOTE J - SEGMENT INFORMATION

The Company operates in the flooring business in Florida, and in the telematics distribution business in Europe. The Company reports its operating results in two segments:

o          Flooring Retail and Installation
o          Telematics distribution

The accounting policies of the reportable segments are the same as those referred to in Notes A. The Company evaluates the performance of its reportable segments based on operating income (loss). There were no intersegment sales or transfers.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

Net sales, operating loss, depreciation and amortization, and capital expenditures for the Company's reportable segments for the three months ended March 31, 2002 and 2001, and identifiable assets as of March 31, 2002 and 2001, were as follows:

                                                                             Three Months ended March 31,
                                                                  ----------------------------------------------------
                                                                                     2002                        2001
                                                                  ------------------------     -----------------------
                                                                                    (In thousands)
                Net Sales:
                            Flooring                                                 $906                        $607
                            Telematics                                                 29                           -
                                                                  ------------------------     -----------------------
                                                                                     $935                        $607
                                                                  ========================     =======================
                Operating Loss:
                            Flooring                                               $(704)                       (267)
                            Telematics                                              (441)                           -
                                                                  ------------------------     -----------------------
                                                                                 $(1,145)                       (267)
                                                                  ========================     =======================
                Depreciation and Amortization:
                            Flooring                                                   $8                         $11
                            Telematics                                                 31                           -
                                                                  ------------------------     -----------------------
                                                                                      $39                         $11
                                                                  ========================     =======================
                Capital Expenditures:
                            Flooring                                                   $5                          $6
                            Telematics                                                 49                           -
                                                                  ------------------------     -----------------------
                                                                                      $54                          $6
                                                                  ========================     =======================

                                                                                       March 31
                                                                  ----------------------------------------------------
                                                                                     2002                        2001
                                                                  ------------------------     -----------------------
                                                                                    (In thousands)
                Identifiable Assets
                            Flooring                                               $1,366                        $768
                            Telematics                                              3,891                           -
                                                                  ------------------------     -----------------------
                                                                  ------------------------     -----------------------
                                                                                   $5,257                        $768
                                                                  ========================     =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person or entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in the Company's expectations.

The following discussion should be read in conjunction with the Company's financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.

General

Overview

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

Floor Decor, Inc. ("Floor Decor" or "the Company") is the parent company of two subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which provides telematics products and services.

Flooring

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


Telematics

On February 4, 2002, the Company acquired Eagle Eye Scandinavia Distribution, LTD, and changed its name to Tiger Telematics Ltd. ("Tiger Telematics"). The consideration paid in this transaction consisted entirely of shares of the Company Common Stock, as was reported in the Company's Current Report on Form 8-K dated February 19, 2002.


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


Results of Operations

Three months-ended March 31, 2002 compared to the three months ended March 31, 2001

Flooring

For the Flooring business, as an aid to reviewing the Company's results of operations for the three months ended March 31, 2002, and the three months ended March 31, 2001 the following table sets forth the financial information as a percentage of net sales and as a percent of change for the Floor Decor flooring subsidiary only.

                                                                            Three Months                     Three Months
                                                                                Ended                           Ended
                                                                            Mar. 31, 2002                   Mar. 31, 2001
                                                                      --------------------------        -----------------------

   Net sales                                                                    100.00%                         100.00%
   Cost of goods sold                                                           48.86                           52.70
                                                                      --------------------------        -----------------------
                       Gross profit                                             51.14                           47.30
                                                                      --------------------------        -----------------------

    Operating expenses
            Selling expense                                                     32.76                           28.46
            General and administrative expense                                   96.08                          62.76
                                                                      --------------------------        -----------------------
            Total operating expense                                            128.84                           91.22
                                                                      --------------------------        -----------------------
                       Operating loss                                          (77.70)                         (43.92)
                                                                      ---------------------------       -----------------------

            Interest expense                                                    (2.45)                          (4.63)
                                                                      ---------------------------       -----------------------
            Net loss before income taxes                                       (80.15)                         (48.55)
            Income taxes                                                         0.00                            0.00
                                                                      ---------------------------       -----------------------
            Net loss                                                           (80.15)%                        (48.55)%
                                                                      ===========================       =======================



Net Sales: The Company's net sales in Flooring increased by 49% to $906,079 in the 1st quarter 2002 from $607,141 in the 1st quarter 2001. The Company believes that this quarter over quarter increase in sales was the result of the maturation of its superstore during the past year, despite overall negative trends in retail sales. Due to a continuing decrease in customer deposits, the Company anticipates revenue for the next several calendar quarters will remain soft. The Company receives partial deposits on orders from its customers, but does not recognize the revenue on any orders until the installation process is complete.

Sales in the three month period ended March 31, 2002 and the three-month period ended March 31, 2001 are shown by product category as follows:

                                                                          Three Months               Three Months
                                                                              Ended                     Ended
                                                                         Mar. 31, 2002              Mar. 30, 2001
                                                                     -----------------------   ------------------------
                                                                                      (in thousands)

                                  Carpet                                $             231.9                    $ 174.3
                                  Wood                                                 65.0                       31.4
                                  Laminates                                           127.8                       91.4
                                  Tile                                                199.8                       63.1
                                  Area Rugs                                            82.1
                                                                                                                  97.3
                                  Installation / Labor                                                           127.1
                                                                                      174.1
                                  Other
                                                                                       25.3                       22.5
                                                                     -----------------------   ------------------------
                                  Total Sales                         $              906.0                  $    607.1
                                                                     =======================   ========================


Gross Profits: Gross profit in flooring increased to $463,340 for the 1st quarter 2002 as compared to $287,189 for the first quarter 2001 due to the increase in sales levels for the 1st quarter of 2002. Gross profit margins for the 1st quarter 2002 were 51.14% as compared to 47.90% for the 1st quarter 2001. The gross margin percentage has improved as the Company can buy product at better prices as its volume increases.

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

Selling Expenses: Selling and marketing expenses for the 1st quarter 2002 were $296,842 as compared to $172,822 for the 1st quarter 2001. The increase is largely attributable to increases in its advertising expenditures.

General and Administrative Expenses: General and administrative expenses for the 1st quarter 2002 were $870,558 as compared to $381,003 for the 1st quarter 2001, an increase of $489,555. General and administrative expenses, as a percentage of sales, increased to 96.08% in the 1st quarter of 2002 from 62.76% in the 1st quarter of 2001. A significant reason for the increase in general and administrative expenses are the costs associated with being a public company, primarily fees for accounting, legal, and professional services, which were $181,000 in the 1st quarter of 2002. An additional $120,000 of expense was incurred in the upfront costs of a financing effort with Jefferies & Co., Inc. that has not been realized as of this date. $100,000 is related to the write down of the non-refundable deposit portion on the expired Hamway letter of intent - Refer to note H of the financial statements.

The Company also incurred costs during the 1st quarter of 2002 related to the evaluation of several strategic opportunities. The Company anticipates an increase in its general and administrative expenses in future periods in order to continue to expand its infrastructure, assimilate its acquisitions, and open new "big box superstores". However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods.

Other Expenses: Other expenses for the 1st quarter of 2002 were $22,202 as compared to $28,144 for the 1st quarter 2001. Other expenses consisted of interest expense on loans.

Net Loss: The flooring division had a net loss of $726,262 in first quarter of 2002 compared to a loss of $294,780 in the first quarter of 2001. A substantial portion of the increased loss consists of expenses incurred in preparation for anticipated growth of the Company. These expenses relate to providing additional advertising to set the stage for future store openings and, pursuing strategic growth opportunities.

Telematics

Net Sales: The Company's net sales in the telematics division were $28,520 as the company had its first shipment in March 2002 following the acquisition on February 4, 2002. There are no comparisons for the prior year.


Gross Profits: Gross profits in this division were ($2,496) as the company shipped the initial units at below cost to generate cash and an initial acceptance of the product in the marketplace.

Selling Expenses: Selling and marketing expenses for the 1st quarter 2002 were $124,403 or 436% of sales.

General and Administrative Expenses: General and administrative expenses for the 1st quarter 2002 were $313,916. This was incurred in the development of the infrastructure for the telematics business including engineering, training of installers, and other administrative efforts to facilitate anticipated sales. However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods.

Net Loss: Although the Tiger segment reported an operating loss for 1st quarter 2002 of $440,814 a substantial portion of the loss consists of expenses incurred in preparation for future shipments of product and the anticipated growth of the telematics segment.

Below is a summary of the combined results of the two distinct segments of the company.

Net Sales: The Company's net sales increased 54% to $934,599 in the 1st quarter of 2002 from $607,141 in the 1st quarter of 2001. The Company believes that the combination of the maturation of its superstore and the initial shipment of its telematics division contributed to this increase.

Gross Profits: Gross profits in the flooring division increased to $463,339 for the 1st quarter 2002 as compared to $287,189 for the first quarter 2001. This increase is attributable to the better buying prices that the Company negotiated with its vendors due to increase purchase volume. The telematics division, reported $0 gross profits as part of the initial strategy used to introduce its new product in the marketplace.

Selling Expenses: Selling and marketing expenses for the 1st quarter 2002 were $421,245 as compared to $172,822 for the 1st quarter 2001. $289,772 of the increase is related to the inclusion of Tiger Telematics. After adjusting for Tiger, the increase in selling expenses was 58% from 1st quarter 2002 as compared to 1st quarter 2001 it is consistent with the 49% increase in sales in flooring. However, as the operations of the Company's stores mature, and the telematic products are shipping, advertising expense and overall selling expenses as a percentage of sales is anticipated to decrease.

General and Administrative Expenses: General and administrative expenses for the 1st quarter of 2002 were $1,184,474 as compared to $381,003 for the 1st quarter of 2001, an increase of $803,471. $314,000 is attributable to the inclusion of Tiger Telematics. In analyzing the flooring division's general and administrative expenses as a percentage of sales, they increased to 96.08% in the 1st quarter of 2002 from 62.76% in the 1st quarter of 2001. A significant reason for this increase are the costs associated with being a public company, primarily fees for accounting, legal, and professional services. These fees were approximately $180,000 in the first quarter of 2002. The Company also incurred costs during the 1st quarter of 2002 related to the evaluation of several strategic opportunities. The purchase of Tiger Telematics was a result of this evaluation. In addition, the development of Tiger Telematics also contributed to the increase in the general and administrative expenses of the Company. Floor Decor, Inc. anticipates an increase in its general and administrative expenses in future periods as part of its growth strategy. However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods. An additional $120,000 of expense was incurred in the upfront costs of a financing effort with Jefferies & Co., Inc. that has not been realized as of this date. $100,000 is related to the write down of the non-refundable deposit portion on the expired Hamway letter of intent - Refer to note H of the financial statements.

Other Expenses: Other expenses for the 1st quarter 2002 were $28,320 as compared to $28,144 for the 1st quarter 2001. Other expenses consisted of interest expense on loans and currency translation adjustments.

Net Loss: The Company reported an operating loss of $1,173,195 for the 1st quarter of 2002 compared to $294,780 for the 1st quarter of 2002. A substantial portion of the loss in 2002 is related to expenses incurred in the preparation for its anticipated growth. These expenses relate to establishing a public company, providing additional advertising to set the stage for future store openings and, pursuing strategic growth opportunities, such as the acquisition of Tiger Telematics completed in February 2002. Similarly the Company's management staff has been sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly and profitably in the near future. Management believes the costs will be lower as a percentage of sales in 2002 since sales growth is expected to exceed increases in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

In 2001 the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties. Without such funding the company would not have been able to sustain its operations.

In the three months ended March 31, 2002, the Company's working capital improved by $344,000. This improvement was the result of increases in current assets, consisting of increases in accounts receivable of $69,000, inventory of $177,000, and prepaid expenses and other current assets of $554,000, offset by increases in current liabilities, consisting of increases in accounts payable of $561,000, accrued expenses and other current liabilities of $120,000, and customer deposits of $25,000. Also, in the three months ended March 31, 2002 the amounts due stockholders decreased by $201,000 as a result of the equity conversion and the Company receipt of notes from other stockholders in the Tiger Acquisition. The Company also raised $877,000 net of advisory fees, from the final portion of a private placement of common stock and warrants.

Floor Decor carries a substantial amount of inventory, $885,377 as of March
31, 2002. $792,829 of this inventory is related to the flooring division. Similar to the rest of the industry, Floor Decor obtains normal 30-day vendor credit to assist in financing its working capital requirements. Many companies in the industry utilize bank and finance company secured financing and factoring arrangements to borrow against inventory as collateral. Floor Decor to date has not financed its inventory in this fashion. Instead, the Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock. The Company may need to collateralize its inventory in the future to finance its growth as required.

The Company incurred operating losses in 2001 and in the first three months of 2002 of $1,299,000 and 1,145,000 respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement transactions.

In December 2001, the Company initiated a private placement of common stock and warrants and raised $574,200 of equity. An additional $1.8 million of equity (including the debt to equity conversions of $923,000 of certain stockholders) was raised during January through March 2002. This $2.4 million equity funding net of expenses was used to provide liquidity to Tiger Telematics and to fund operating losses and negative cash flows including the expenses of operating a public reporting company. In February and March 2002, the Company obtained approximately $290,000 from stockholders of interest free advances and promissory notes due upon demand to fund operations of Tiger Telematics. The Company anticipates further cash assistance in the form of loans from its stockholders to assist in liquidity while the Company raises additional capital.

The Company will seek to raise equity financing of about $7.0 million for working capital, and to fund the costs of pursuing strategic growth opportunities. The Company is also pursuing $ 10 million in financing to fund the initial operations of Tiger Telematics, Ltd. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will meet its liquidity of capital needs for the next twelve months through equity financing. As the Company continues to experience negative operating results in 2002, while at the same time pursuing strategic opportunities, the Company's liquidity will remain strained.

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

Part II.
                                FLOOR DECOR, INC.
                                OTHER INFORMATION



Item 1.        Legal Proceedings

         Not applicable

Items 2.       Changes in Securities and Use of Proceeds

           Not applicable.

Item 3.        Defaults Upon Senior Securities

           Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information


Item 6.        Exhibits and Reports on Form 8-K
               Form 8K-A dated April 19, 2002
               Tiger Telematics - Lease Agreement
               Jefferies & Co. Agreements dated January 1,2002 and April 29,
               2002
               Robert Francis Employment Agreement dated April 1, 2002



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR DECOR, INC.

/S/                 Chief Executive Officer and Director            May 15, 2002
Alvin J. Nassar
/S/                 Executive Vice President and Director           May 15,2002
                       and Chief Financial Officer
Michael W. Carrender

This Agreement is made the 26 day of April 2002

BETWEEN:

         1. CHRISTIAN AND TIMBERS UK LIMITED (COMPANY NO.04064122) whose registered office is situate at Finsgate 5-7 Cranwood Street London EC1V 9EE ("the Landlord") and;

         2. TIGER TELEMATICS LIMITED (COMPANY NO.04301299) whose registered office is situated at 72 New Bond Street Mayfair London Wi 5 1 RR ("the Tenant")

           WHEREAS

             A. By an Agreement of even date between the parties hereto the Landlord has agreed to lease and the Tenant has agreed to accept a Lease ("the Lease") of the Premises (as the same are more particularly defined in the Agreement).

             B. The parties have agreed to enter into a Deed contemporaneously with the Lease.


The parties agree as follows:

         1.  AGREEMENT

             In consideration of the Landlord entering into the Agreement the Tenant agrees to execute and deliver to the Landlord's solicitors the Deed in the form annexed hereto simultaneously with and upon completion of the Lease.

         2.  CONFIDENTIALITY

             Save as required by law or for the enforcement hereof neither party shall disclose the fact or the terms ot this Agreement to any other person (other than such a party's professional advisers advising as to its terms) without the written consent of the other party.


             Signed for on behalf of the Landlord



             Signed for and on behalf of the Tenant

This Deed is made the               day of                                  2002

BETWEEN:

         1. CHRISTIAN AND TIMBERS UK LIMITED (COMPANY NO.04064122) whose registered office is situate at Finsgate 5-7 Cranwood Street London ECi V 9EE ('~he Landlord") and;

         2. TIGER TELEMATICS LIMITED (COMPANY NO.04301299) whose registered office is situated at 72 New Bond Street Mayfair London Wi 5 1 RR ("the Tenant")

           WHEREAS

             A.The premises briefly described in Part I of the Schedule hereto ("the Premises") were demised by the Lease ("the Lease") described in Part II of the Schedule hereto to which this Deed is supplemental

             B.The reversion immediately expectant on the determination of the term created by the Lease is vested in the Landlord

             C. It was a condition precedent to the grant of the Lease that on completion thereof the Tenant would enter into this Deed

           NOW IT IS AGREED as follows:

         1.INTERPRETATION

             1.1 In this Deed the headings shall be ignored in its construction and unless the context otherwise so requires:

          (a) Reference to numbered Clauses are to the Clauses hereof so numbered

          (b)  Words of one gender include the others

             1.2 The expression "the Landlord" includes the person for the time being entitled to the reversion immediately expectant on the determination of the term created by the Lease

             1.3 Whenever the Landlord or the Tenant is more than one person their respective obligations are joint and several

             1.4 The expression 'The Lease" includes any document entered into pursuant thereto or which is expressed to be supplemental thereto

             1.5 References to the term created by the Lease include any period of holding-over extension continuance or renewal thereof whether by statute or common law

             1.6 Reference to Value Added Tax includes any similar tax levied in addition to or in substitution for it

             1.7 The following expressions have the meanings set against them:

           "Rent" means the sum of(pound)107,250 plus value added tax at the prevailing rate

           "the Tenant's Obligations"       the obligations of the Tenant
                                            in this Deed together with the
                                            obligations of the lessee under the
                                            Lease throughout the term thereby
                                            created to pay the rents reserved by
                                            and to comply with the other
                                            lessee's obligations in the Lease

            "issue price"                   means the average mid-price of
                                            the Shares at the close of
                                            trading taken over the week
                                            following completion of the
                                            refinancing proposed to be
                                            carried out be Floor Decor Inc.

2.   PAYMENT OF RENT


2.1 Subject to clause 2.2 the Tenant shall satisfy its obligation to pay Rent for the first year of the term of the Lease by way of the issue of five hundred thousand (500,000) shares in Floor Decor Inc. ("the Shares") each in the name of the Landlord by no later than the completion date of the Lease and the Tenant undertakes with the Landlord to procure the same in accordance with this Deed.

2.2 Subject to clause 2.3 if the Landlord at its sole discretion liquidates the Shares in the first year of the term of the Lease either in a single tranche or by way of separate tranches and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash.

2.3 The Landlord shall during the first year of the term of the Lease (save as permitted by clause 2.4) only be permitted to sell up to 25% of its Shares in any three month period commencing on either:

     (a)     the date hereof; or

     (b)     if later, the date upon which the Shares can be sold on NASDAQ.

2.4 Notwithstanding clause 2.3 the Landlord may sell in the first year of the term of the Lease the Shares either in a single tranche or by way of separate tranches (as the Landlord at its sole discretion sees fit) if the mid price of the Shares at any time falls to less than 20% of the issue price of the Shares.

2.5 The Tenant shall satisfy its obligation to pay Rent for the second and any remaining years of the term of the Lease in cash in accordance with the terms of the Lease.

2.6   The Tenant warrants and represents to the Landlord that the Shares are:

           (a)       Unencumbered

           (b)       Free of any trading restriction whatsoever;

           (c) Quoted on NASDAQ and within three months of the date hereof will be freely tradable;


2.7 The parties agree that any breach by the Tenant of any of the warranties referred to in clause 2.6 shall entitle the Landlord either to terminate the Lease on 2 days written notice to the Tenant.

2.8 If the Landlord is unable to sell or trade any of the Shares during the period of three months commencing on the date hereof the Tenant shall forthwith perform its obligation to meet all payments due under the Lease
     (including the Rent for the first year of the term) (and including for the avoidance of doubt all utilities, rates, water charges, service charge, interest, costs and other like outgoings) in cash in accordance with the terms of the Lease.

2.9 The Tenant shall at all times satisfy its obligation to meet all other payments due under the Lease (other than the Rent for the first year of the terms) (including for the avoidance of doubt all utilities, rates, water charges, service charge, interest, costs and other like outgoings) in cash in accordance with the terms of the Lease.

         3 CONFIDENTIALITY

             3.1 Save as required by law or for the enforcement hereof neither party shall disclose the fact or the terms of this Deed to any other person (other than such a party's professional advisers advising as to its terms) without the written consent of the other party.

         4.VARIATION OF LEASE

             4.1 The right of re-entry in the Lease shall be exercisable if there is a breach by the Tenant of any of the terms of this Deed

             4.2 All of the Tenant's obligations herein shall be deemed to be lessee's covenants in the Lease

IN WITNESS whereof this Deed has been duly executed by the parties hereto and is delivered as a Deed the day and year first above written

                                  THE SCHEDULE

                                     PART 1

                          (Description of the Premises)

All that land and building known as the seventh floor, 105 Piccadilly, London W1 as the same is more particularly described in the Lease


                                     PART II

                             (Details of the Lease)


Date                Description              Parties                                             Term

The date hereof       Lease                Christian and Timbers UK Limited         Five years from the date
                                           (1) and Tiger Advanced Security          hereof
                                           Systems (2)



THIS AGREEMENT dated April 26 2002 is made


BETWEEN:


          (1) CHRISTIAN AND TIMBERS UK LIMITED (Company No.04064122) whose registered office is at Finsgate 5-7 Cranwood Street London EC1V 9EE ("the Landlord") and


          (2) TIGER TELEMATICS LIMITED (Company No.04301299) whose registered office is at 72 New Bond Street Mayfair London W1S 1RR ("the Tenant")



WHEREBY IT IS AGREED as follows:
1 Definitions

Where in this Agreement the following words commence with capital letters they have the following meanings unless the context otherwise requires:

"the Tenant's Solicitors"           means RaddiffesLeBrasseur of 5 Great College
                                    Street Westminster London SWiP 35J

"The Completion Date"               means 5 working days following the later of:

                                    (i)        the grant of the Court Order; and
                                    (ii)       the Reversioners Consent

"The  Court Order"                  An order of the Court made pursuant to
                                    Section 38(4) of the Landlord and Tenant Act
                                    1954 as amended authorising the agreement between the Landlord and the Tenant in relation to the tenancy to he created by the Lease excluding the provisions of Sections
                                    24-28 inclusive of the Act in relation
                                    to that Tenancy

"Guarantor"                         Floor Decor Inc. of 6001 Powerline Road Fort
                                    Lauderdale FL 33309 USA

"The  Lease"                        means the Underlease of the Property to be
                                    granted by the Landlord to the Tenant
                                    subject to and in accordance with the terms of this Agreement in the form of the draft
                                    Underlease annexed hereto

"The Property"                      means the property described in the First
                                    Schedule

"The Landlord's Solicitors"         means Messrs Clegg Manual of 17-18 Great
                                    Sutton Street Clerkenwell London

"The Reversioner"                   Means the landlord under the lease by virtue
                                    of which the landlord holds the property

"The Reversioner' s Consent"        means consent from the Reversioner and
                                    (where required all superior landlord
                                    (if any) to the grant of the lease by the landlord to the tenant

"The Standard Conditions"           means the Standard Conditions of Sale 3rd
                                    Edition and "Standard Condition" is to be construed accordingly

"Working Day"                       Means any day other than a Saturday or a
                                    Sunday or a day which is a statutory holiday in England

2          Interpretation

          2.1 The clause Schedule and paragraph headings in this Agreement are for ease of reference only and are not to be taken into account in the construction or interpretation of the clause Schedule or paragraph to which they refer

          2.2  Words importing one gender include the other genders

          2.3 Words denoting an obligation on a party to do any act matter or thing include an obligation to procure that it be done and words placing a party under a restriction include an obligation not to permit or suffer infringement of the restriction

          2.4 Obligations and liabilities of a party comprising more than one person are obligations and liabilities of such persons jointly and severally


3          Grant of Lease

3,1 The Landlord will grant and the Tenant will accept and execute a counterpart of the Lease of the Property on the Completion Date and in accordance (but subject to) the terms of this Agreement

3.2 The Tenant is deemed to take the Lease knowing the actual physical state and condition of the Property and accepts the Property as it now is

3.3 The risk of damage to or destruction of the Property now passes to the Tenant

4    Possession

4~ 1 Vacant possession of the Property shall be given to the Tenant on the date of this Agreement

4.2 The Tenant shall be perrnitted to occupy the Property from the date of this Agreement but as licensee only but shall nevertheless comply with all the obligations on its part contained in the Lease so far as the same are applicable to a relationship of Licensor and Licensee

4.3 The Tenant shall from the date it takes occupation of the Property pay and indernnify the Landlord against all those charges and outgoings which the Tenant would be liable for if the Lease had been completed

4.4 If it becomes clear at any time after the Tenant has taken up occupation of the Property that either the Court Order or the Reversioners Consent will not be granted then the Landlord may give notice to the Tenant requiring the Tenant to vacate the Property whereupon the Tenant shall vacate the Property within 48 hours of service of such notice and deliver up the Property to the Landlord in the same state and condition that the Property was in when the Tenant took up occupation

5          Matters affecting the Property

5.1        The Lease of the Property is granted subject to

           5.1.1 All Local Land Charges (whether registered or not before the date of this Agreement) and all matters capable of registration as Local Land Charges

           5.1.2 All notices served and orders demands proposals or requirements made by any statutory public local or other competent authority or any authority responsible for the provision or regulation of utilities (whether before or after the date of this Agreement)

           5.1.3 All rights of way drainage watercourses light or other easements or quasi or reputed easements and rights of adjoining owners affecting the Property and all liability to repair or covenants to repair roads pavements paths ways passages sewers drains gutters fences and other like matters without obligation on the Landlord to provide evidence of the creation of or to define or apportion any such liability

6          Reversioner' S Consent

6.1 The Landlord shall forthwith apply for and use its reasonable endeavours to obtain Reversioner' 5 Consent

6.2 For the purpose of obtaining Reversioner's Consent the. Tenant shall enter into such direct covenants and provide such accounts information references and guarantees as the Reversioner or any superior landlord may reasonably require

6.3 The Landlord's solicitors shall deliver to the Tenant's solicitors a copy of the Reversioner's Consent (and where more than one copies of each) forthwith upon receipt by them of the original

7          Court Order

7.1 The Parties shall forthwith make a joint application for the Court Order and use all reasonable endeavours to obtain the Court Order as soon as reasonably possible

7.2 The Landlord shall procure that its Solicitors shall give written notice to the Tenant's Solicitors immediately following the issue of the Court Order

8          Termination

8.1 If the Court Order and/or the Reversioners Consent has not been issued within Lone] month from the date hereof then on expiry of such period this agreement shall cease and be of no further effect but without affecting any liability for any breaches of the Tenant's obligations which shall already have accrued at that date

9          Completion

9.1 The date fixed for completion of the grant and acceptance of the Lease is the Completion Date and completion shall take place at the office of the Landlord's Solicitors or at such other place as they may reasonably direct

9.2 At least five Working Days before the Completion Date the Landlord's Solicitors shall prepare engrossments of the Lease and counterpart thereof and deliver the engrossed counterpart to the Tenant's Solicitors and the Tenant shall duly execute and deliver the counterpart and shall procure that the Guarantor shall duly execute and deliver the counterpart to the Tenant's Solicitors within three Working days following the date upon which the Landlord's Solicitors delivered the same to the Tenant's Solicitors

9,3 If the Landlord shall agree to complete this Agreement by post then such completion shall be at the Tenant's risk and cost in all respects

10         Misrepresentation etc

10.1 The Tenant admits that no representation whether oral orwntten express or implied has been made to the Tenant prior to the date of this Agreement by the Landlord or anyone on behalf of the Landlord concerning the Property which has influenced induced or persuaded the Tenant to enter into this Agreement or which forms part of this Agreement or any agreement collateral with it save replies in writing by the Landlord's Solicitors to enquiries before contract raised by the Tenant's Solicitors

11         Conditions of Sale

11.1 The Standard Conditions apply to this Agreement but the terms of this Agreement are to prevail in case and to the extent of inconsistency

12         Non-Merger of Contract

           The provisions of this Agreement shall not merge on the grant of the Lease but shall thereafter or after rescission remain in full force and effect with regard to anything remaining to be done performed or observed under this Agreement

13         Restrictions on Assignment and Assurance

13.1 The Landlord shall not be obliged to grant the Lease to any person other than the person named as Tenant

13.2 Pending the grant and acceptance of the Lease this Agreement shall not operate or be deemed to operate as a demise of the Property

14         Contracts (Rights of Third Parties) Act 1999

Except where the right to do so is expressly granted a person who is not a party to this Lease may not entorce any term ot this Lease pursuant to the Contracts (Rights of Third ParUe~) A~L 1999

AS WITNESS the hands of the parties hereto the day and year first before written

                               THE FIRST SCHEDULE

                                 (The Property)

All those premises known as 7~' Floor 105 Piccadilly London Wi as the same are more particularly described in the Lease.
This Lease is made the             day of                                   2002

                                    BETWEEN:

CHRISTIAN AND TIMBERS LIMITED (COMPANY NO.04064122) whose registered office is situate at Finsgate 5~7 Cranwood Street London ECi V 9EE ("the Landlord");

TIGER TELEMATICS LIMITED (COMPANY NO.04301299) whose registered office is situated at 72 New Bond Street Mayfair London Wi S 1 RR ("the Tenant"); and

FLOOR DECOR INC. of 6001 Powerline Road Fort Lauderdale FL 33309 USA ("the Guarantor")

WITNESSES as follows:

1.           DEMISE

1.1 At the request of the Guarantor the Landlord demises to the Tenant all those the premises comprised in and demised by a Lease dated 6th June 2001 and made between Haslemere Estates plc ('the Head

             Landlord") (1) the Landlord (2) and Christian and Timbers Inc. (2) ("the Head Lease") as the same are shown edged red on the plan annexed hereto but excluding the Server Room shown edged green ("the Server Room")

             TOGETHER with the rights AND EXCEPT AND RESERVED as stated in the Head Lease ("the Demised Premises")

             TO HOLD the same unto the Tenant for a term of five (5) years from the date hereof

             PAYING during the said term yearly throughout the term and proportionately the rent of ONE HUNDRED AND SEVEN THOUSAND TWO HUNDRED AND FIFTY POUNDS ((pound)107,250) exclusive of Value Added Tax thereon (if any) all such rent being paid quarterly in advance on the usual quarter days without any deduction the first of such payments to be made on the date hereof to the quarter day next following

1.2 For the avoidance of doubt the Landlord shall retain full and unimpeded access at all times to the Server Room for all purposes.

2.         TERMS AND CONDITIONS

           Except as to the term of years granted and the rent payable hereunder and the clauses details of which are set out in the First Schedule hereto this demise is made upon the same terms and subject to the same reservations and to the same covenants on the part of the Landlord and Tenant respectively and to the same stipulations and conditions as were expressed in the Head Lease as if the same were herein set out at length SAVE as to the clauses details of which are set out in the First Schedule hereto and TOGETHER WITH such modifications as are set out in the Second Schedule hereto as if the Landlord were the landlord and the Tenant were the tenant respectively named therein


3.           TENANT'S COVENANTS

             The Tenant hereby covenants with the Landlord to observe and perform such of the covenants subject to which this demise is made as aforesaid as are on its part to be observed and performed and as set out in the Second Schedule hereto


4.           LANDLORD'S COVENANTS

4.1 The Landlord hereby covenants with the Tenant to pay the rent reserved by the Head Lease and to perform (so far as the Tenant is not liable for such performance under the covenants on his part contained in this Lease) the tenants' covenants and conditions contained in the Head Lease and any superior lease and to indemnify and keep indemnified the Tenant against all actions claims proceedings costs expenses and demands in any way relating thereto and to enforce the covenants on the part of the Head Landlord therein.

4.2 The Landlord hereby covenants with the Tenant to use all reasonable endeavours to procure that the Head landlord complies with the covenants on its part contained in the Head Lease

4.3 The Landlord hereby covenants with the Tenant that the Tenant paying the rents hereby reserved and performing and observing the several covenants and conditions herein contained on the Tenant's part to be perforrned and observed shall and may hold and enjoy the Demised Premises during the term without interruption by the Landlord or any person rightly claiming under or in trust for it or by title paramount

5.           NO COMPENSATION

             Except where any statutory provision prohibits the Tenant's right to compensation being reduced or excluded by agreement the Tenant shall not be entitled to claim from the Landlord on quitting the demised premises or any part thereof any compensation under the Landlord and Tenant Act 1954 or any statute modifying or re-enacting the same

6.           HEADLANDLORD

             Each and every right vested in the Head Landlord or any superior lessor by virtue of the Head Lease (or any superior lease) (other than the right to receive rent) shall be exercisable by the Head Landlord or superior lessor so far as it affects the Demised Premises notwithstanding that it may not be expressly provided for in any other provision of these presents

7.           OPTION TO DETERMINE

7.1 The Landlord may determine this Underlease at any time after the expiry of the first anniversary of the term of this Underlease on not less than six months written notice served on the Tenant.

7.2 It the Tenant shall have observed and performed its obligations contained in this Underlease in all material respects the Tenant may determine this Underlease at any time after the expiry of the first anniversary of the term of this Underlease on not less Ihan six months written notice served on the Landlord.

7.3 Upon determination of the Underlease pursuant to either clause 7.1 or 7.2 the Tenant shall yield up the Premises in such state and condition as is provided for in this Underlease.

7.4 The determination of the Underlease pursuant to either clause 7.1 or 7.2 shall be without prejudice to the rights ot either party against the other in respect of any antecedent breach of such other party's covenants and obligations contained in this Underlease.


         8.  COURT ORDER

             Having been authorised to do so by an Order of the Clerkenwell
             County Court made on the         day of         2002 under the
             provisions of Section 38(4) of the Landlord & Tenant Act 1954 the Parties hereto agree that theprovisions of Section 24 to 28 of the Act shall be excluded in relation to the tenancy hereby created

         9.GUARANTOR PROVISIONS

9.1

The Guarantor at the request of the Tenant and in consideration of the Lease and demise hereinbefore contained hereby covenants and guarantees with and to the Landlord that throughout the period until the Tenant (in this clause meaning only "the Tenant" named in this Lease and not its successors) is released from the "tenant covenants" pursuant to (and as defined in) the Landlord and Tenant (Covenants) Act 1995:

             (a) The Tenant shall at all times during the term hereby granted duly pay the respective rents hereby reserved at the times and in the manner at and in which the same are hereinbefore reserved and made payable and duly observe and perform all the covenants on the part of the Tenant and the conditions herein contained

             (b) The Guarantor will at all times hereafter pay and make good to the Landlord all losses costs damages and expenses occasioned to the Landlord by the non-payment of the said rents or any of them or any part thereof or the breach non-observance or non-performance of any of the said covenants and conditions as aforesaid and further that any neglect or forbearance on the part of the Landlord in enforcing or giving time to the Tenant for payment of the said rents or any of them or any part thereof or the observance or performance of any of the said covenants and conditions shall not in anywise release the Guarantor in respect of its liability under the covenant or guarantee on its part hereinbefore contained

             (c) That if this Lease shall be forfeited or if any grounds arise entitling the Landlord to forfeit this Lease or if this Lease shall be disclaimed and if the Landlord shall within six months after any such event by notice in writing require the Guarantors to accept a lease of the demised premises for a term commensurate with the residue which if there had been no forfeiture or disclaimer would have remained of the Term at the like rents and containing the like covenants conditions and provisions
                    (other than the provisions relating to the Guarantors) in
                     all respects as are reserved by and contained in these presents and/or any rights appertaining thereto (such new lease and the rights and liabilities thereunder to take effect from the date of such event as aforesaid) then and in such case the Guarantors shall at its own expense take up such a Lease and deliver a duly executed Counterpart thereof to the Landlord

9.2 The covenants and guarantees contained in this Clause shall relate to any sums greater than the rents hereby reserved which the Tenant may become liable to pay in respect of any such period for use and occupation of the demised premises


             RENT REVIEW

             The parties shall review the rent payable under this Lease in accordance with the rent review provisions of the Head Lease mutatis mutandis.


IN WITNESS whereof the parties have executed this document as a deed the day and year first before written


                               THE FIRST SCHEDULE

            Clauses in the Head Lease excluded from Provisions of the Underlease

            Clause 9 (Surety)

                               THE SECOND SCHEDULE

The Tenant hereby covenants with the Landlord as follows:

         1.HEADLEASE COVENANTS

             1.1 Save as set out in the First Schedule hereto the Tenant shall observe and perform the obligations imposed upon the tenant contained in the Head Lease insofar as they relate to the Demised Premises.

         2.RENT AND SERVICE CHARGE

             2.1 The Tenant shall pay the rent reserved hereby at the time and in the manner aforesaid without deduction or set-off together with any Value Added Tax which may from time to time be charged or payable thereon.

            2.2 The Tenant shall pay the rent by way of banker's standing order if so requested by the Landlord.

             2.3 The Tenant shall pay to the Landlord on demand all amounts which the Landlord is required to pay by way of Service Rent and Insurance Rent under the Head Lease.

         3.YIELDING UP

             3.1 The Tenant shall render up to the Landlord at the expiry of the term (or any extension thereof) the Demised Premises in as good as state of repair and condition as at the date hereof damage by any insured risks excepted.

         4.ALTERATIONS

            4.1 The Tenant shall not make any structural alteration whatever to the Demised Premises

            4.2 The Tenant shall not make any non-structural alterations to the Demised Premises without the Landlord's consent such consent not to be unreasonably withheld.

         5.ALIENATION

           5.1 The Tenant shall not assign charge or underlet part only of the Demised Premises.

           5.2 If the Tenant proposes to assign or underlet the whole of the Demised Premises the Tenant shall serve written notice of such proposal ("the Tenant's Notice") on the Landlord and the Landlord may within 10 working days of receipt of such notice ("the Notice Period") require the Tenant to surrender this Underlease to the Landlord at a nil premium whereupon:

           (a) If the Landlord serves a counter-notice on the Tenant within the Notice Period requiring the Tenant to surrender this Underlease to the Landlord at a nil premium the Tenant shall on the 1 0th working day after receipt by the Tenant of the Landlord's counter-notice:

                     (i) execute a Deed of Surrender in a form approved by the Landlord (acting reasonably);


                     (ii) yield up the Premises to the Landlord in the manner and condition required by this Underlease

             (b) If the Landlord does not serve a counter-notice on the Tenant or serves a notice stating that the Landlord does not require the Tenant to surrender the Underlease the Tenant may within 3 months of the date of the Tenant's Notice assign or underlet the whole of the Premises in accordance with the provisions of the Headlease and clause
                     5.3 of this Underlease

5.3 Subject to clause 5.2 of this Schedule the Tenant shall not assign or underlet the whole of the Demised Premises other than in accordance with the provisions of the Head Lease and after obtaining the Landlord's consent such consent not to be unreasonably withheld or delayed having regard to the provisions of the Head Lease.

Executed as a Deed

SIGNED as a DEED and
DELIVERED by the said
CHRISTIAN AND TIMBERS UK LIMITED
acting by one director and secretary:

SIGNED as a DEED and DELIVERED by the said TIGER
TELEMATICS LIMITED acting by
two directors:

SIGNED as a DEED and
DELIVERED by the said FLOOR
DECOR INC acting by two
Directors:

EMPLOYMENT AGREEMENT

AGREEMENT made as of the 1st day of April, 2002, between Tiger Telematics
Ltd, a UK Company, and Floor Decor, Inc. a Delaware corporation (the "Company") and Robert D. Francis (the "Executive").

WHEREAS, the Executive is desirous of committing himself to serve the Company on the terms herein provided, and the Company desires to have the services of the Executive on the terms herein provided,

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

1. Employment. The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein for the period commencing on the date hereof and expiring 1 year after the commencement date (the "Term") This Agreement shall be automatically extended for unlimited successive one year periods unless it is terminated during the pendency of either the initial term or any successor term by a termination event as set forth in Section 9 or at the end of any such term by one party furnishing the other with written notice, at least 90 days prior to the expiration of such term, of an intent to terminate this Agreement upon the expiration of such term.

2. Position and Duties. Executive shall serve as the President, Chief Operating Officer and a voting member of the Board of Directors of the Company, reporting to the Chief Executive Officer, and shall have supervision and control over, and responsibility for, the general management and operation of the Company, and shall have such other powers and duties as may from time to time be prescribed by the Board, provided that such duties are consistent with his present duties and with the Executive's position as a senior executive officer in charge of the general management of the Company. The Executive shall devote his full business time and efforts as shall be necessary to the proper discharge of his duties and responsibilities under this Agreement. Notwithstanding the foregoing, the Executive may pursue such non-competitive activities such as teaching, consulting or other remunerative or non-remunerative activities, including charitable endeavors, as do not interfere, to any material degree, with the complete performance of his obligations hereunder. The Executive shall perform his duties hereunder with due care and with professionalism commensurate with his duties in the manner he has heretofore performed such duties and will comply with all policies which from time to time may be in effect or adopted by the Company. In connection with his employment by the Company, the Executive shall be based at the Company's principal executive offices. The Company shall not, without the Executive's consent, remove the Executive's principal place of residence from Pinellas County, Florida.

3. Compensation and Related Matters.

(a) Base Salary. The Executive shall receive a minimum base salary ("Base Salary") at the annual rate of $180,000 during each year of the Term hereof payable in no less than equal semimonthly installments. Any increase in Base Salary or other compensation granted by the Compensation Committee of the Board ("the Compensation Committee") shall in no way limit or reduce any other obligation of the Company hereunder and, once established at an increased specified rate, the Executive's Base Salary hereunder shall not thereafter be reduced.

(b) Bonus Payments. In addition to Base Salary, the Executive shall be entitled to receive annual bonus payments up to 50% of Base Salary, based on criteria established by the Compensation Committee for each year.

(c) Expenses. During the term of his employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all properly substantiated reasonable expenses incurred by him in performing services hereunder in accordance with the policies and procedures presently established by the Company.

(d) Other Benefits. The Company shall not make any changes in any Executive benefit plans or arrangements in effect on the date hereof in which the Executive participates which would adversely affect the Executive's rights or benefits hereunder, unless such change occurs pursuant to a program applicable to all Executives of the Company and does not result in a proportionately greater reduction in the rights of or benefits to the Executive as compared with any other Executive of the Company. The Executive shall be entitled to participate in or receive benefits under any Executive benefit plan or arrangement made available by the Company in the future to its Executives and key management Executives, subject to and on a basis consistent with the terms, conditions and overall administration of such plan or arrangement. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section 3. Notwithstanding the foregoing, the Company shall at a minimum provide the Executive with reimbursement for medical, dental, disability and life insurance coverage in an amount reasonably acceptable to the Executive and similar to coverage provided to similarly situated executives in similar businesses.

(e) Vacations. The Executive shall be entitled to the number of paid vacation days in each calendar year determined by the Company from time to time for its senior Executive officers, but not less than four weeks in any calendar year. The Executive shall also be entitled to all paid holidays given by the Company to its senior Executive officers.

(f) Equity Interest. The Executive shall be granted an Option under the Company Stock Option Plan to purchase one million (1,000,000) shares of stock in the Company at $0.50 per share, vesting one third (1/3) upon execution of this agreement, one third (1/3) on April 1, 2003, and one third (1/3) on April 1, 2004. As provided in the Stock Option Agreement, all remaining options would vest immediately upon change of control of the corporation.

4. Indemnity. The Executive agrees to serve as part of the Board of Directors and the management team of the Company, and the Company shall indemnify the Executive to the fullest extent permitted by the Delaware Law. The Company agrees to keep in place a Directors and Officers Liability Insurance Policy providing not less than one million dollars ($1,000,000) in coverage for the benefit and protection of all officers and directors of the Company.

5.    Non-Competition.

(a) For the applicable period set forth below (the "Restricted Period"), the Executive shall not, directly or indirectly, own an interest in, manage, operate, join, control, consult, advise, or render other assistance to or participate in or be connected with, as an officer, Executive, partner, stockholder, consultant or otherwise, any individual, partnership, firm, corporation or other business organization or entity ("Person") that, at such time, is engaged in any business which may be deemed competitive with the Company's business of selling and supplying vehicle telematics products and services. (the "Restricted Business"). If the Executive is terminated by the Company for cause pursuant to Section 9(c) or the Executive terminates his employment other than pursuant to Section 9(d), the Restricted Period shall be one (1) year from the termination date of the Executive's employment by the Company. If the Executive's employment is terminated without Cause, if the Executive terminates his employment for Good Reason or if the Company declines to renew the Employment Agreement after the expiration of the initial or any successor term of this Agreement, then the Restriction Period shall be six months from the date of the termination of the Executive's employment by the Company, while the Executive is paid six months' salary as a severance payment pursuant to Section 10(d).

(b) During the Restricted Period, the Executive shall not directly or indirectly
(i) hire or employ on any basis, (ii) solicit or endeavor to entice away from the Company or its and each of its subsidiaries, affiliates, licensors, licensees, successors or assigns (collectively, the "Affiliates"), or (iii) otherwise interfere with the relationship of the Company or its Affiliates with, any person who is employed by the Company or any of its Affiliates or any person who was employed by the Company or its Affiliates within the then most recent six-month period. Further, the Executive shall not interfere in any manner with any customer, consultant, supplier or client of the Company or its Affiliates, or any Person who was a customer, consultant, supplier or client of the Company or its Affiliates within the then most recent six-month period.

(c) Nothing in this Agreement shall prohibit the Executive from acquiring or holding up to an aggregate of one per cent (1%) of any issue of stock or securities of any company listed on a national securities exchange or quoted on the automated quotation system of the National Association of Securities Dealers, Inc., which company engages in Restricted Business; provided, however, the Executive and the members of his immediate families shall not own any voting securities or any other interest in, or lend or contribute monies, properties or services to, any other company engaging in a Restricted Business.

(d) The Executive acknowledges that a material breach of any of the covenants contained in this Section 4 would result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that the Company shall be entitled to obtain a temporary restraining order and/or a preliminary or permanent injunction restraining the Executive from engaging in activities prohibited by this Section 4, and such other relief as may be required to specifically enforce any of the covenants in this Section 4.

6.    Confidential Information.

(a) During the period of his employment hereunder, and at any time for 2 years after his termination of employment by the Company or the Executive, the Executive shall not, without the written consent of the Company or a person authorized thereby, disclose to any person, other than an Executive of the Company or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an Executive of the Company, any material confidential information obtained by him while in the employ of the Company; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by the Company.

(b) Except for information or contacts provided by Executive, Executive agrees:
(i) not to use any such information for himself or others; and (ii) not to take any such material or reproductions thereof from the Company's facilities at any time or after during his employment by the Company, except as required in the Executive's duties to the Company. The Executive agrees immediately to return all such material and reproductions thereof in his possession to the Company upon request and in any event upon termination of employment.

7.  Ownership of Proprietary Information.

(a) Except for Proprietary Information or contacts provided by Executive, Executive agrees that all information that has been created, discovered or developed by the Company or its Affiliates (including, without limitation, information relating to the development of the Company's business created, discovered, developed or made known to the Company or the Affiliates by Executive during the period of employment with the Company and information relating to Company's customers, suppliers, consultants, and licensees) and/or in which property rights have been assigned or otherwise conveyed to the Company or the Affiliates, shall be the sole property of the Company or the Affiliates, as applicable, and the Company or the

Affiliates, as the case may be, shall be the sole owner of all patents, copyrights and other rights in connection therewith. All of the aforementioned information is hereinafter called "Proprietary Information." By way of illustration, but not limitation, Proprietary Information includes trade secrets, processes, discoveries, structures, inventions, designs, ideas, works of authorship, copyrightable works, trademarks, copyrights, formulas, data, know-how, show-how, improvements, inventions, product concepts, techniques, information or statistics contained in, or relating to, marketing plans, strategies, forecasts, blueprints, sketches, records, notes, devices, drawings, customer lists, patent applications, continuation applications, continuation-in-part applications, file wrapper continuation applications, and divisional applications and information about the Company's or the Affiliates' Executives and/or consultants (including, without limitation, the compensation, job responsibility and job performance of such Executives and/or consultants).

(b) The Executive further agrees that at all times, both during the period of employment with the Company and any time for two years after his termination of this Agreement, he will keep in confidence and trust all Proprietary Information, and he will not use or disclose any Proprietary Information or anything directly relating to it without the written consent of the Company or the Affiliates, as appropriate, except as may be necessary in the ordinary course of performing his duties hereunder. The Executive acknowledges that the Proprietary Information constitutes a unique and valuable asset of the Company and each Affiliate acquired at great time and expense, which is secret and confidential and which will be communicated to the Executive, if at all, in confidence in the course of his performance of his duties hereunder, and that any disclosure or other use of the Proprietary Information other than for the sole benefit of the Company or the Affiliates would be wrongful and could cause irreparable harm to the Company or its Affiliates, as the case may be.

Notwithstanding the foregoing, the parties agree that, at all such times, the Executive is free to use (i) information in the public domain not as a result of a breach of this Agreement, and (ii) information lawfully received from a third party who had the right to disclose such information.

8. Disclosure and Ownership of Inventions.

(a) During the term of employment until the Termination Date, the Executive agrees that he will promptly disclose to the Company, or any persons designated by the Company, all intellectual property rights related to the Company's business, including but not limited to, improvements, inventions, designs, ideas, works of authorship, copyrightable works, discoveries, patents, trademarks, copyrights, trade secrets, formulas, processes, structures, product concepts, marketing plans, strategies, customer lists, information about the Company's or the Affiliates' Executives and/or consultants (including, without limitation, job performance of such Executives and/or consultants), techniques, blueprints, sketches, records, notes, devices, drawings, know-how, data, whether or not patentable, patent applications, continuation applications, continuation-in-part applications, file wrapper continuation applications and divisional applications (collectively hereinafter referred to as the "Inventions"), made or conceived or reduced to practice or learned by him, either alone or jointly with others, during the Term.

(b) The Executive agrees that all Inventions shall be the sole property of the Company to the maximum extent permitted by applicable law and to the extent permitted by law shall be "works made for hire" as that term is defined in the United States Copyright Act (17 US CA, Section 101). The Company shall be the sole owner of all intellectual property rights, including but not limited to, patents, copyrights, trade secret rights, and other rights in connection therewith. The Executive hereby assigns to the Company all right, title and interest he may have or acquire in all Inventions. The Executive further agrees to assist the Company in every proper way (but at the Company's expense) to obtain and from time to time enforce patents, copyrights or other rights on said Inventions in any and all countries.

9. Termination. The Executive's employment hereunder may be terminated without any breach of this Agreement only under the following circumstances:

(a) Death. The Executive's employment hereunder shall terminate upon his death.

(b)Disability. I{ as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from his duties hereunder on a full time basis for 90 consecutive calendar days, and within thirty (30) days after written notice of termination is given (which may occur before or after the end of such 90 day period) shall not have returned to the performance of his duties hereunder on a full time basis, the Company may terminate the Executive's employment hereunder.

(c) Cause. The Company may terminate the Executive's employment hereunder for Cause. For purposes of this Agreement, the Company shall have "Cause" to terminate the Executive's employment hereunder upon (A) the willful and continued failure by the Executive to substantially perform his duties hereunder (other than any such failure resulting from the Executive's incapacity due to physical or mental illness) after demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the Executive has not substantially performed his duties, or
(B) the willful engaging by the Executive in misconduct which is materially injurious to the business or financial condition of the Company, monetarily or otherwise, or (C) the willful violation by the Executive of the provisions of Sections 6, 7 and 8 hereof provided that such violation results in material injury to the Company. For purposes of this paragraph, no act, or failure to act, on the Executive's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for "Cause" unless and until there shall have been delivered to the Executive a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the Members of the Board, excluding the Executive, finding that in the good faith opinion of the Board, the Executive was guilty of conduct set forth above in clause (A), (B), or (C) of the preceding sentence, and specifying the particulars thereof in detail.

(d) Termination by the Executive. The Executive may terminate his employment hereunder for Good Reason. For purposes of this Agreement "Good Reason" shall mean (A) a change in control of the Company (as defined below), or (B) a reduction in the Executive's base salary as it may have been increased from time to time, or any other failure by the Company to comply with Section 3 hereof, or
(C) failure of the Company to obtain the assumption of the agreement to perform this Agreement by any successor as contemplated in Section 11 hereof, (D) a defacto reduction in the Executives role or responsibilities as President and COO, or (B) A breach by the Company of any of its obligations hereunder. Termination by the Executive for any reason within this paragraph shall immediately accelerate vesting of all options granted to Executive under this Agreement

For purposes of this Agreement, a "change in control of the Company" shall be deemed to have occurred if (Y) any "person' (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than the Company or any "person" who on the date hereof is a director or officer of the Company, is or becomes the "beneficial owner" (as defined in Rule 1 3d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or (Z) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

(e) Notice of Termination. Any termination of the Executive's employment by the Company or by the Executive (other than termination pursuant to subsection (a) above) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

(f) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated by his death, the date of his death, (ii) if the Executive's employment is terminated pursuant to subsection (b) above, thirty
(30) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), (iii) if the Executive's employment is terminated pursuant to subsection (c) above, the date specified in the Notice of Termination, and (iv) if the Executive's employment is terminated for any other reason, the date an which a Notice of Termination is given; provided that if within thirty (30) days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected).

10. Compensation Upon Termination or Dunn~ Disability

(a) If the Executive's employment shall be terminated by reason of his death, the Company shall pay to such Person as he shall designate in a notice filed with the Company, or, if no such person shall be designated, to his estate as a lump sum death benefit, his full Base Salary to the date of his death in addition to any payments the Executive's spouse, beneficiaries or estate may be entitled to receive pursuant to any pension or Executive benefit plan or life insurance policy presently maintained by the Company, and such payments shall fully discharge the Company's obligations hereunder.

(b) During any period that the Executive fails to perform his duties hereunder as a result of incapacity due to physical or mental illness (provided that the Executive shall have furnished the Company with a written statement from a qualified doctor to such effect and provided, further, that at the Company's request and expense the Executive shall submit to an examination by a doctor selected by the Company and such doctor shall have concurred in the conclusion of the Executive's doctor), the Executive shall continue to receive his full Base Salary and bonus payments until the Executive's employment is terminated pursuant to Section 9(b) hereof, or until the Executive terminates his employment pursuant to Section 9(d) hereof, whichever first occurs. After termination, the Executive shall be paid 100% of his Base Salary at the rate in effect at the time Notice of Termination is given for six (6) months and thereafter an annual amount equal to 75% of such Base Salary for the remainder of the Term hereunder less, in each case, any disability payments otherwise payable by or pursuant to plans provided by the Company and actually paid to the Executive in substantially equal monthly installments.

(c) If the Executive's employment shall be terminated for Cause, the Company shall pay the Executive his full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and the Company shall have no further obligations to the Executive under this Agreement.

(d) If (A) in breach of this Agreement, the Company shall terminate the Executive's employment other than pursuant to Sections 9(b) or 9(c) hereof (it being understood that a purported termination pursuant to Section 9(b) or 9(c) hereof which is disputed and finally determined not to have been proper shall be a termination by the Company in breach of this Agreement) or (B) the Executive shall terminate his employment for Good Reason or (C) the Company fails to renew the Agreement at the end of the initial or any successor term hereof, then

(i) the Company shall pay the Executive his full Base Salary through the last day of the Term at the rate in effect at the time Notice of Termination is given and the amount, if any, with respect to any year then ended, such bonus which would have accrued to the Executive on the basis of the Company's performance but which has not yet been paid to him;

(ii) in addition to salary payments pursuant to Section 9(d)(i), the Company shall pay as severance pay to the Executive on the fifth day following the Date of Termination, a lump sum amount equal to the 50% of Executive's annual Base Salary at the highest rate in effect during the twelve (12) months immediately preceding the Date of Termination; and

(iii) the Company shall pay all other damages to which the Executive may be entitled as a result of the Company's termination of his employment under this Agreement, including damages for any and all loss of benefits to the Executive under the Company's Executive benefit plans which he would have received if the Company had not breached this Agreement and had his employment confirmed for the full term provided in Section 1 hereof, and including all legal fees and expenses incurred by him in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement.

(e) Unless the Executive is terminated for Cause, the Company shall maintain in full force and effect, for the continued benefit of the Executive to the last day of the Term all Executive benefit plans and programs in which the Executive was entitled to participate immediately prior to the Date of Termination provided that the Executive's continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Executive's participation in any such plan or program is barred, the Company shall arrange to provide the Executive with benefits substantially similar to those which the Executive would otherwise have been entitled to receive under such plans and programs from which his continued participation 5 barred.

(f) The Executive shall not be required to mitigate the amount of any payment provided for in this Section 9 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 9 be reduced by any compensation earned by the Executive as the result of employment by another Company after the Date of Termination, or otherwise.

(g) Upon termination of the Executive's employment, the Executive shall have a put option to the Company for Executive's entire equity interest in the Company. The purchase price shall be established by a mutually acceptable appraiser, or absent such agreement on an appraiser, then by an appraiser chosen by the Executive, one chosen by the Company, and one chosen by the two appraisers. This process shall be conducted so that the valuation is completed and the Executive can received full compensation for his entire equity interest within sixty (60) days of his termination.

11.        Successors; Binding Agreement.

(a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as he would be entitled to hereunder if he terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 11 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

(b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amounts would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devi see, legatee, or other designee or, if there be no such designee, to the Executive's estate.

12. Notice. For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:
If to the Executive:

Robert D. Francis
1607 Sand Key Estates Court
Clearwater, FL 33767
Fax:       727-593-2342
E-mail:    rfrancis@verizon.net

If to the Company:

Floor Decor, Inc.
6001 Powerline Road
Fort Lauderdale, Florida 33309
Fax:       305-351-9947
Attention: Corporate Secretary

or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

13. Severability of Provisions. If any provision of this Agreement shall be declared by a court of competent jurisdiction to be invalid, illegal or incapable of being enforced in whole or in part, the remaining conditions and provisions or portions thereof shall nevertheless remain in full force and effect and enforceable to the extent they are valid, legal and enforceable, and no provision shall be deemed dependent upon any other covenant or provision unless so expressed herein.

14. Entire Agreement: Modification. This Agreement contains the entire agreement of the parties relating to the subject matter hereof, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement which are not set forth herein. No modification of this Agreement shall be valid unless made in writing and signed by the parties hereto.

15. Non-Waiver. The failure of any party to insist upon the strict performance of any of the terms, conditions and provisions of this Agreement shall not be construed as a waiver or relinquishment of future compliance therewith, and said terms, conditions and provisions shall remain in full force and effect. No waiver of any term or condition of this Agreement on the part of either party shall be effective for any purpose whatsoever unless such waiver is in writing and signed by such party.

16. Remedies for Breach. The Executive understands and agrees that any breach of Sections 4,6, 7 or 8 of this Agreement by the Executive would result in irreparable damage to the Company and to the Affiliates, and that monetary damages alone would not be adequate and, in the event of such breach, the Company shall have, in addition to any and all remedies at law, the right to an injunction, specific performance or other equitable relief necessary to prevent or redress the violation of the Company's obligations under such Sections.

17. Governing Law. This Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the State of Florida without regard to such State's principles of conflict of laws. The parties irrevocably and unconditionally agree that the exclusive place of jurisdiction for any action, suit or proceeding ("Actions") relating to this Agreement shall be in the courts of the United States of America sitting in the State of Florida or, if such courts shall not have jurisdiction over the subject matter thereof, in the courts of the State of Florida sitting therein, and each such party hereby irrevocably and unconditionally agrees to submit to the jurisdiction of such courts for purposes of any such Actions. Each party irrevocably and unconditionally waives any objection it may have to the venue of any Action brought in such courts or to the convenience of the forum. Final judgment in any such Action shall be conclusive and may be enforced in other jurisdictions by suit on the judgment, a certified or true copy of which shall be conclusive evidence of the fact and the amount of any indebtedness or liability of any party therein described.

18. Headings: Construction. The headings of paragraphs are inserted for convenience and shall not affect any interpretation of this Agreement. The parties hereto agree that should an occasion arise in which interpretation of this Agreement becomes necessary, such construction or interpretation shall not presume that the terms hereof be more strictly construed against one party by reason of any rule of construction or authorship.

19. Counterparts. This Agreement may be executed in counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties.

20. Relationship of the Parties. Except as otherwise provided herein, no party shall have any right, power or authority to create any obligation, express or implied, on behalf of any other party. Nothing in this Agreement is intended to create or constitute a joint venture, partnership or revenue sharing arrangement between the parties hereto or persons referred to herein.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Executive:
By Robert D Francis


Company:   Floor Decor, Inc.
By:
Name: A. J. Nassar
Title: Chief Executive Officer