Form 10-Q
period 2002-06-30
FLOOR DECOR INC
filed 2002-08-26
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
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

                                    Yes  x          No
                                        ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding as of
Class                                              August 15, 2002
---------------------------                   -------------------------
Common Stock, Par                                    72,269,189
Value $0.001 per share

                                    CONTENTS

                                                                     Page


Financial Statements
     Condensed Consolidated Balance Sheets                            F-2
     Condensed Consolidated Statements of Operations                F-3-4
     Condensed Consolidated Statement of Stockholders' Deficit        F-5
     Condensed Consolidated Statements of Cash Flow             F-6 - F-8

     Notes to Condensed Consolidated Financial Statements       F-9- F-15


                                           TIGER TELEMATICS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                   December 31,
                                                                         2002                         2001
                                                                      (unaudited)
                                                                    --------------------------------------------
Assets
Current Assets
        Cash                                                              $            -    $            20,331
        Accounts receivable, less allowance for doubtful
            Accounts, June 30, 2002 $0; December
            31, 2001$7,406                                                        47,447                 93,580
        Advances to officers and employees                                             -                 26,029
        Inventories                                                              517,408                708,293
        Prepaid expenses and deferred income                                      836,811                27,241
        Assets of discontinued operations                                      1,231,823                      -
                                                                    ---------------------  ---------------------
        Total Current Assets                                                   2,633,489                875,474
Property and Equipment, net                                                      338,596                161,028
Distribution Agreement, less accumulated amortization of $72,350                 390,700                      -
Order Backlog                                                                  2,800,000                      -


Deposits and Other Assets                                                         15,470                262,272
                                                                    ---------------------   --------------------
        Total Assets                                                      $    6,178,255    $         1,298,774
                                                                    =====================   ====================

Liabilities and Stockholders' Deficit
Current Liabilities
        Accounts payable                                                  $    1,990,708    $           764,455
        Amounts due stockholders                                               1,886,555              1,541,053
        Notes payable                                                             86,261                130,119
        Accrued expenses                                                         828,698                147,451
        Customer deposits                                                              0                110,325
        Liabilities of discontinued operations                                  1,506,998                     -
                                                                    ----------------------  --------------------
                       Total current liabilities                                6,299,220             2,693,403
                                                                    ----------------------  --------------------

Stockholders' Deficit
      Common stock, at par value                                                  72,269                 55,887
      Authorized 100,000,000 shares, issued June 30, 2002
      72,269,189; December 31, 2001 55,886,664 shares
      Shares earned but not issued, June 30,2002 10,317,494 shares                10,318
      Additional paid in capital                                               9,061,990                514,104
      Subscription receivable                                                        (36)                   (36)
      Accumulated deficit                                                     (9,265,506)            (1,964,584)
                                                                    ---------------------  ---------------------
                                                                                (120,965)            (1,394,629)
                                                                    ---------------------  ---------------------
                                                                          $    6,178,255    $         1,298,774
                                                                    =====================  =====================




                                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)




                                                                     Three Months ended June 30,
                                                          ---------------------------------------------
                                                                       2002                       2001
                                                          ---------------------------------------------

Net sales                                                   $         1,063               $          -
Cost of goods sold                                                   41,625                          -
                                                          ---------------------------------------------
               Gross Profit (loss)                                  (40,562)                         -
                                                          ---------------------------------------------

Operating expenses
      Selling expense                                               124,758                          -
      General and administrative expense                          2,024,758                   149,717
                                                          ---------------------------------------------
               Total Operating Expenses                           2,149,516                    149,717
                                                          ---------------------------------------------

               Operating loss                                   (2,190,078)                   (149,717)
                                                          ---------------------------------------------


Other income (expense)
      Impairment of goodwill                                    (3,714,818)                          -
      Currency Translation Adjustment                              (42,528)                          -
      Interest expense                                             (16,263)                    (36,879)
                                                          ---------------------------------------------
                                                                (3,773,609)                    (36,879)
                                                          ---------------------------------------------
Loss from continuing operations                                 (5,963,687)                   (186,596)
Loss from discontinued operations                                 (164,040)                   (193,919)
                                                          ---------------------------------------------
               Net loss                                     $   (6,127,727)               $   (380,515)
                                                          =============================================

               Basic and diluted net loss per
                 common share                               $      (0.0889)               $     (0.007)
                                                          =============================================
               Basic and diluted net loss from
                 Continuing operations per share            $      (0.0865)                    (0.0034)
                                                          =============================================

               Weighted average shares outstanding
                  (Basic and diluted)                            68,939,255                 54,236,664
                                                          =============================================


See Notes to Consolidated Financial Statements.



                                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)




                                                                          Six Months ended June 30,
                                                            -------------------------------------------------------
                                                                                    2002                      2001
                                                            -------------------------------------------------------

Net sales                                                                $        29,583              $          -
Cost of goods sold                                                                72,641                         -
                                                            -------------------------------------------------------
               Gross Profit (Loss)                                              (43,058)                         -
                                                            -------------------------------------------------------

Operating expenses
      Selling expense                                                            249,161                         -
      General and administrative expense                                       2,853,344                   149,717
                                                            -------------------------------------------------------
               Total Operating Expenses                                        3,102,505                   149,717
                                                            -------------------------------------------------------

               Operating loss                                                 (3,145,563)                 (149,717)
                                                            -------------------------------------------------------

Other income (expense)
      Impairment of goodwill                                                 (3,801,929)                         -
      Currency Translation Adjustment                                           (48,491)                         -
      Interest expense                                                          (38,620)                  (65,022)
                                                            -------------------------------------------------------
                                                                                (87,111)                  (65,022)
                                                            -------------------------------------------------------
Loss from continuing operations                                              (6,947,492)                 (214,739)
Loss from discontinued operations                                              (353,430)                 (460,556)
               Net loss                                                  $   (7,300,922)              $  (675,295)
                                                            =======================================================

               Basic and diluted net loss per
                 common share                                            $      (0.1106)              $   (0.0125)
                                                            =======================================================
               Basic and diluted net loss from
                  continuing operations per share                               (0.1053)                  (0.0040)
               Weighted average shares outstanding          =======================================================
                  (basic and diluted)                                        66,000,693                54,236,664
                                                            =======================================================


See Notes to Consolidated Financial Statements.



                                       F4



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2002
                                   (unaudited)

                                                              Additional
                                             Common             Paid in   Subscriptions   Accumulated        Total


                                             Stock              Capital     Receivable      Deficit         Deficit
                                             -----              -------     ----------      -------         -------
                                        Shares       Amount
                                       ------------------------------------------------------------------------------


Balance (deficit) at December 31, 2001   55,886,664  $ 55,887     $514,104  $    (36)  $  (1,964,584)  $  (1,394,629)
Issuance of common stock and warrants     2,512,450     2,512      874,161                         -         876,673
Conversion of notes payable and amounts
   Due stockholders into common stock
       and  Warrants                      2,306,809     2,307      920,416          -              -         922,723
Common Stock issued in acquisition of
       Tiger Telematics, Ltd.             7,000,000     7,000    2,793,000          -              -       2,800,000
Common Stock issued in satisfaction of
       Obligations                          300,000       300      119,700          -              -         120,000

Common Stock for acquisition of
assets of  Comworxx Inc.by Tiger USA      4,263,266     4,263    3,040,927          -              -       3,045,190
(7,917,494 contingent shares
unissued at June 30, 2002)
Shares issuable for consulting agreement (2,400,000)        -      810,000          -              -               -
shares unissued at June 30, 2002
                                       ------------------------------------------------------------------------------

Net Loss                                          -         -            -          -      (7,300,922)    (7,300,922)
                                       ------------------------------------------------------------------------------
Balance (deficit) at June 30, 2002       72,269,189   $72,269   $9,072,308      $ (36)   $ (9,265,506)     $(120,965)
                                         ==========   =======   ==========      ======   =============     ==========



See Notes to Consolidated Financial Statements.




                                       TIGER TELEMATICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                                                    Six Months ended June 30,
                                                                           --------------------------------------------
                                                                                            2002                  2001
                                                                           --------------------------------------------
     Cash Flows From Operating Activities
         Net loss                                                                $    (7,300,922)        $    (675,295)
         Adjustments to reconcile net loss to net cash used in
         Operating activities:
             Depreciation and Amortization                                                98,798                20,312
             Currency translation adjustments                                             48,491                     0
             Changes in assets and liabilities.                                          694,828               379,002
             Interest on notes payable and stockholder loans
                Capitalized to principal balances                                         23,144                 9,488
             Write down of deposit                                                       100,000                     -
             Impairment of goodwill on Comworxx asset acquisition                      3,714,818                     -
             Obligations paid with common stock                                          930,000                     -
                                                                           --------------------------------------------
                           Net cash used in operating activities                      (1,790,843)             (266,493)

     Cash Flows From Investing Activities
         Cash received from acquisition of Tiger Telematics
                                                                                             787                     -
         Advances to Comworxx                                                            (50,000)                    -

         Proceeds from sale of property and equipment                                          -                 9,653
         Purchase of property and equipment                                              (68,367)              (15,580)
         Collection of advances to officers and employees                                 26,029                     -
     Decrease in deposits and other assets                                                20,000                32,853
                                                                           --------------------------------------------
     Net cash (used in) provided by investing activities                                (72,338)                26,926
                                                                           --------------------------------------------
     Cash Flows From Financing Activities from continuing
     operations

         Issuance of common stock and warrants                                           876,673                     -
         Advances to employees                                                                 -               (16,119)
         Loans and advances from stockholders                                          1,257,810               539,041
         Increase in excess of outstanding checks and bank balances                      187,880                     -
         Repayments to stockholders                                                     (479,513)             (283,325)
                                                                           --------------------------------------------
                          Net cash provided by used in financing activities            1,842,850               239,567

                                                                           --------------------------------------------
                            Net change in cash                                          (20,331)                     -

     Cash:
         Beginning                                                                        20,331                     -
                                                                           ============================================
         Ending                                                                    $           -                     -
                                                                           ============================================

     Supplemental Disclosure of Cash Flow Information
         Cash paid for interest                                                    $      15,476           $    54,686
                                                                           ============================================
     Supplemental Disclosure of Non-cash Investing and Financing
            Activities
             Common Stock issued in payment of obligations                         $     930,000           $         -
                                                                           ============================================
             Common Stock issued in exchange for subscriptions receivable          $           -           $       622
                                                                           ============================================
             Conversion of Notes Payable and Amounts Due Stockholders into
             Common Stock                                                          $     922,723           $         -
                                                                           ============================================



                                       TIGER TELEMATICS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                                        (unaudited)


                                                                                         2002                     2001
Acquisition of Tiger Telematics:
     Working capital acquired, net of cash $787                               $       144,917            $           -
      Distribution Agreement                                                        2,800,000                        -
      Order Book                                                                      463,050                        -
      Property and Equipment                                                            1,436                        -
     Amounts due to stockholders                                                     (610,190)                       -
     Common Stock issued                                                           (2,800,000)                       -
                                                                ------------------------------    ---------------------
     Cash received                                                             $          787            $            -
                                                                ==============================    =====================




Acquisition of Comworxx, Inc.:
     Working capital acquired,                                                       (957,063)           $            -

       Property and equipment                                                         280,629                        -
       Goodwill                                                                     3,714,818                        -
       Other assets                                                                    15,470                        -
       Notes payable assumed                                                           (8,664)                       -
     Common Stock issued                                                           (3,045,190)                       -
                                                                ------------------------------    ---------------------
     Cash received                                                               $          -            $           -
                                                                ==============================    =====================

See Notes to Consolidated Financial Statements.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of June 30, 2002 and the three months and six months ended June 30, 2002 and 2001 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the company's accounting policies, refer to the consolidated financial statements and related notes included in the company's Annual Report on form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 is derived from the audited financial statements.

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

To compute the loss per share for the three months and six months ended June 30, 2001, the 54,236,664 shares outstanding at the date of the reverse acquisition was assumed to be outstanding since July 3, 2000, the date of inception of the Company.

Since the Company had a loss for all periods presented, basic and diluted loss per common share are equal. The Company has not included 7,218,592 potential common shares relating to outstanding common warrants as of June 30, 2002 in the calculation of the diluted earnings per share for the 2nd quarter of 2002, because their effect would be antidilutive.

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

The Company has an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,00 shares of Common Stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued, since the shares have not been issued. See page F-5 Consolidated Statements of Stockholder's Deficit.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 1st quarter of 2002, certain stockholders and others converted $922,723 of notes payable and amounts due to stockholders into 2,306,809 shares of Common Stock. For each share of Common Stock purchased, they also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share, exercisable through December 31, 2003. The company also agreed to issue warrants to purchase 416,000 shares of Common Stock at a price of $.075 per share exercisable through December 31, 2003 as advisory fees in connection with these stock sales. These warrants have not yet been issued due to unresolved issues with the advisor.

NOTE C - RELATED PARTY TRANSACTIONS

 As of June 30, 2002, a 10% demand notes payable to a 26.4% stockholder in the amount of $174,272. The Company also owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. The Company also owed a 10% demand note payable in the amount of $76,536 to a stockholder of approximately 4%.

As of June 30, 2002, the Company had 15% demand notes totaling $76,621, 10% demand notes totaling $286,660, and 6% demand notes totaling $23,644 payable to stockholders (combined ownership less than 1%). $325, 671 of this total amount is reported in liabilities of discontinued operations.

The Company also has non-interest bearing notes of $109,089 and non interest bearing advances of $1,385,022 payable to the two former Tiger Telematics Ltd. stockholders (combined ownership over 10% of the Company). As discussed in note F, $610,190 of these advances was converted into Common Stock and warrants in August 2002.

Total interest expense on stockholder debt amounted to $37,133 and $17,135 for the six months and three months ended June 30,2002.

NOTE D - INCOME TAX MATTERS

The Company has net operating loss carryforwards for United States Tax purposes as of June 30, 2002 for federal income tax purposes of approximately $3,700,000 expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance in the amount of $1,258,000. The Company has losses off settable against future income in the UK of $1,651,397 expiring in 2021. Any future benefits to be realized from the losses is dependant upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits otherwise relating to the losses off settable against future income with a valuation allowance in the amount of $330,279.

NOTE E - NOTES PAYABLE

As of June 30, 2002, the Company had 15% demand notes payable totaling $8,664 from the Comworxx acquisition. The company also has a 10% note payable in the amount of $77,597.

NOTE F - ACQUISITIONS.

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

The 7,000,000 shares of stock issued were valued at $0.40 per share. This price is the same price as the private placement transactions with investors that were entered into from December 2001 through March 2002. This valued the stock issued at $2,800,000. The negative equity of Tiger Telematics of $463,050 as of the acquisition date resulted in an excess of acquisition cost over tangible asset value of $3,263,050.

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

In connection with this acquisition, the former Tiger Telematics shareholders agreed to convert $610,190 of their shareholder debt into Common Stock and warrants to purchase common stock at a price of $0.75 per share exercisable through December 31, 2003. The conversion rate will be one share of common stock and one warrant for every $0.40 of debt. This amount was converted in August 2002 into 1,525,475 shares of Common Stock and Warrants.

COMWORXX, INC.

On June 25, 2002, pursuant to a Purchase Agreement between the Company's wholly owned subsidiary Tiger USA, Inc and Comworx, Inc., a private Florida incorporated company, the Company formed a new wholly owned subsidiary Comworxx Acquisition Corporation which name the Company has changed post closing to Tiger Telematics USA. ("Tiger USA"). Tiger USA purchased all of the assets of Comworx in exchange for 4,263,266 shares of Tiger Telematics, Inc. common stock. Tiger USA is now an early stage company engaged in beginning the distribution of telematics product to the United States consumer market. Comworxx assets included license agreements and intellectual properties.

Pursuant to the terms of the purchase agreement the 4,263,266 shares of stock issued were valued at $1.00 per share; provided however that if the price per share of Tiger Common Stock sold in the next equity financing in which Tiger raises gross proceeds of at least $3 million is less than $1.00 per share the assumed purchase price shall be reduced to the price per share used in that in the next equity financing, and provided further however that if the new equity financing is not consummated by September 1, 2002, the assumed price shall be reduced to $.035 per share. If the purchase price is reduced to less than $1.00 per share, of Tiger Common Stock, Tiger will have to issue such additional shares as necessary so that the total number of shares of Tiger Common Stock issued pursuant to this provision, is equal to the quotient, rounded to the nearest whole number, of $4,263,266 divided by the final assumed purchase price. The maximum number of shares that would be issued under this formula would be 12,180,760. The Company recorded this transaction as if the maximum number of shares will be issued, resulting in the recording of 7,917,494 contingent shares. The Company valued the shares at $.25 per share, which was the trading price at the date if purchase, giving a purchase price of $3,045,190. Based on a post acquisition review of assets reserves were made to inventory, receivables and property plant and equipment to equal the current estimated value as of the acquisition date. The reserves created an additional excess of liabilities over tangible assets. The total excess of liabilities over tangible assets of Comworxx acquired resulted in an additional good will of $669,628.


The excess of the acquisition price over the tangible asset valuation was assigned to three intangible assets. Although the acquisition included intellectual property and license agreements due to the position in the marketplace and funding issues associated with the acquisition, agreements The Company believes that the good will is impaired as of June 30, 2002. The company wrote off all of the goodwill of $3,714,818 in the quarter ended June 30, 2002.

Proforma information: The following proforma information reflects the net sales, net loss, and per share amounts for the six months ended June 30, 2002 and 2001as if the Tiger Telematics, Ltd and Conworxx acquisitions had been completed on January 1, 2001:


                                                                  Six months ended:
                                                         =================================
                                                                 2002           2001
                                                         =================================
             Proforma net sales                          $      64,038    $           0
                                                         =================================

             Performa net loss                           $  (8,804,634)   $  (1,968,641)
                                                         =================================

             Proforma basic and diluted net loss
             per common share                            $     (0.1109)   $     (0.0268)

                                                         =================================
             Weighted average shares outstanding
             (basic and diluted)                            79,349,119       73,417,424
                                                         =================================



NOTE G.    LEASE IN THE UK
On April 26, 2002 the company entered into a Lease Agreement with Christian and Timbers UK Ltd. for office premises for its subsidiary Tiger Telematics Ltd. in London, United Kingdom. The lease has a term of five years. The Company will satisfy its obligation to pay rent for the first year of the term of the lease by issuing 500,000 shares of Floor Decor's Common Stock. If the Landlord liquidates the Shares in the first year of the term of the Lease and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash. The second and subsequent years of the term of the lease shall be paid in cash. The company has recorded the full amount due for the first year of the lease as a liability of $182,636 based on the conversion rate the date the lease was consummated. The 500,000 shares issued to them are not considered issued for financial reporting purposes until such time as they are actually sold into the market by the landlord or until the liquidation guarantee is expired.

Management still intends to raise up to $7.0 to $10 million in equity for working capital, and to fund the cost of pursuing strategic growth opportunities.

NOTE H - SEGMENT INFORMATION

During the first half of 2002 the Company operated in the flooring business in Florida, now a discontinued operation and in the telematics distribution business in Europe.

o        Flooring Retail and Installation-  now a discontinued operation
o        Telematics distribution

The accounting policies of the reportable segments are the same as those referred to in Notes A. In June 6, 2002, the company announced the discontinuation of the flooring segment and sold the assets of the flooring business on August 9, 2002. As a result the company is not disclosing segment information.

NOTE I -DISCONTINUED OPERATIONS:

In June 2002 the Company entered into a plan to dispose of its flooring business. The flooring business was subsequently sold on August 9, 2002. As of June 30, 2002, the Company has accounted for the flooring segment as a discontinued segment. Assets of $1,231,823 and liabilities of $1,506,998 relating to the flooring business as of June 30, 2002 have been aggregated on the condensed consolidated balance sheet. The Company has estimated that the net loss on the discontinued operations from June 30, 2002 through August 9, 2002 to be $35,000, and has included that amount in the liabilities of the discontinued segment. A summary of the assets and liabilities as of June 30, 2002 is as follows:

-------------------------------------  ------------
Assets:
-------------------------------------  ------------
  Accounts receivable                  $     87,509
-------------------------------------  ------------
  Inventories                               820,989
-------------------------------------  ------------
  Prepaid expenses                           37,123
-------------------------------------  ------------
  Property and equipment                    143,930
-------------------------------------  ------------
  Deposits and other assets                 142,272
-------------------------------------  ------------
    Total assets                       $  1,231,823
-------------------------------------  ------------
Liabilities:
-------------------------------------  ------------
  Notes payable                        $    310,304
-------------------------------------  ------------
  Accounts payable                        1,030,256
-------------------------------------  ------------
  Other accruals                            166,438
-------------------------------------  ------------
                                       $  1,506,998
-------------------------------------  ------------

Revenue included in loss from discontinued operations amounted to $1,815,056 and $1,351,501 for the six months ended June 30, 2002 and 2001 respectively, and $ 908,978 and $744,360 for the three months ended June 30, 2002 and 2001, respectively.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, and had the buyer assume liabilities totaling $1,243,135. The Company will remain contingently liable on the liabilities until such time as the acquirers pay them off.

NOTE J - BUSINESS CONSIDERATIONS

For the year ended December 31, 2001, the Company incurred net losses of approximately $1,299,000. For the first six months of 2002, the losses $7,300,922. The Company had negative cash flows from operating activities of approximately $713,000 for the year ended December 31, 2001 and negative cash flows from operating activities for the first six months of 2002.

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworx has strained the Company's cash flow. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During the first six months of 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note B. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continue to support the operation with substantial loans to sustain operations as reported and note C and note I.

The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. The company believes it will have access to $3 million of new financing available in several tranches between now and year-end. This amount will bill a part of a total fund raising of $10 million that the company is seeking. However, there can be no assurance that additional financing, capital or other form of debt financing will be available, or if available on terms reasonably acceptable to the Company.

The Company plans to develop the Tiger Telematics distribution business in the UK. This is going forward as planned. The company is evaluating the business of its recently acquired assets of Comworxx(acquired on June 25, by the wholly owned subsidiary Tiger USA), to determine the appropriate time to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the company determined that the goodwill from the acquisition was impaired wrote it down in full. The company is now specifically addressing the issues of the need for funding for working capital in order to e the launch, the need to formulate payment arrangements with holders of certain obligations that Tiger USA assumed and the high related cost of the product relative to the projected sales price available for such products in the U.S. consumer retail marketplace. For these factors the company has postponed a full launch of the product until this evaluation can be completed

The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient equity or debt capital to accomplish these objectives and to offset any future operating losses that may be incurred until positive cash flows can be generated from operations.

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

General

Overview

In May of 2001 the Company completed a reverse shell merger with Media Communications Group, Inc. ("MCGI"). Prior to the acquisition of Floor Decor, MCGI was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. Therefore, all references to the historical activities of the Company refer to the historical activities of Floor Decor. Floor Decor changed its name to Tiger Telematics, Inc. on June 6, 2002.

The limited operating history of the Company makes its future results of operations difficult to predict.

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company" previously named Floor Decor, Inc.) is the parent company of three subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The company announced the discontinuation of the flooring segment on June 6, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002 the company set up its third subsidiary Tiger Telematics USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Sarasota, Florida based entity that provides telematic products and services to the business to consumer segment in the United States. On August 9, 2002 the company sold the assets of its discontinued flooring segment.

Flooring- discontinued operations.

Floor Decor, Inc. operated a "big box superstore" in Fort Lauderdale,
Florida that offered a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and retail customers. The Company's store is over 40,000 sq. ft. and stocks an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings.


The assets and certain liabilities of the flooring business were sold on August 9, 2002 effectively eliminating the flooring segment.


Telematics

On February 4, 2002, the Company acquired Eagle Eye Scandinavia Distribution, LTD, and changed its name to Tiger Telematics Ltd. The consideration paid in this transaction consisted entirely of shares of the Company Common Stock, as was reported in the Company's Current Report on Form 8-K dated February 19, 2002.


Tiger Telematics Ltd. is an early stage company engaged in the distribution of telematics products. Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering.

On June 29, the company created a wholly owned subsidiary Tiger Telematics, USA, Inc. that acquired the assets and certain liabilities of Comworxx Inc. as disclosed in the note G to financial statements. I

Results of Operations


Three months-ended June 30, 2002 compared to the three months ended June 30,
2001


Net Sales: The Company's net sales increased to $1,063 in the 2nd quarter 2002 from $0 in the second quarter 2001. The Company did not acquire the telematics division until February 2002 so there are no comparisons for the prior year. The Company deferred income from $41,625 of connection fees from telecom suppliers associated with shipments during the quarter, until the cancellation period expires on such contracts. This represents deferred income that will be recorded prorata in future quarters. The company's business model is based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers, unlike most of its competitors who derive most of their income from the sale of hardware. The company did experience some returns of product in June that were shipped originally earlier in the 2nd quarter, that were subsequently shipped to other customers in July 2002. The original customers are now waiting for shipments of the company's next generation of product, with additional enhanced features, scheduled to ship in September 2002. The company continues to develop its product offering. The Company believes that the pricing of its product offering, in its business model, is less expensive to customers than other competitive offerings.

Gross Profits: Gross profits in this division were ($41,625) as the company must ship a certain number of units to receive the lower cost price rebate level anticipated in its business model. A critical mass of shipments is a key to improving the gross profit margin. It is anticipated that this level of shipments will be reached by 4th quarter 2002. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. Although basic telematics devices are can be built, the accompanying software is much more challenging. The company has a substantial expertise in this development, which will improve gross profit in future quarters. The company has expended funds in the development of an improved product scheduled to ship first units in September of 2002.

Selling Expenses: Selling and marketing expenses for the 2nd quarter 2002 were $124,758 or approximately the amount incurred in first quarter 2002. Most of this cost relates to the establishment and maintenance of an order book pending the shipments of product later this year and in 2003. The sale of Telematics products is a difficult and often lengthy process. The Company has concentrated its marketing effort recently in the UK to large fleet holders based throughout Europe. The company enjoys a healthy order book but lacks funding for working capital and has experienced problems at the manufacturer of the base units on delivery. The company believes that these delivery issues have now been resolved.

General and Administrative Expenses: General and administrative expenses for the 2nd quarter 2002 were $2,024,758. $543,839 of this related to Tiger Ltd in the UK. As in first quarter, this was incurred in the development of the infrastructure for the telematics business including engineering, training of installers, and other administrative efforts to facilitate anticipated sales. However, the Company still anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods. The costs associated with being a public company, primarily fees for accounting, legal, and professional services were also high for the period at $144,000. The Company also incurred costs during the 2nd quarter of 2002 related to the evaluation of several strategic opportunities. The purchase of Comworxx, Inc,'s assets was one result of this evaluation.

Other Expenses:  $3,714,818 was a non-cash  write-off of impaired  goodwill from the acquisition of Comworxx. The company determined that, based on a post acquisition evaluation of the assets and market position of the product, that the goodwill from the acquisition was impaired and therefore wrote it down in full. As an early stage operation, the company also believed it important to record the purchase so as to not hinder the future earnings of the operation.Other expenses for the 2nd quarter 2002 were $58,791. Other expenses consisted of interest expense on loans of $16,263 and currency translation adjustments of $42,528. Second quarter of 2001 interest of $16,263 was lower by 20,616 or 56% less than the $36,879 reported in the second quarter of 2001. This decrease was due to lower interest bearing debt primarily due to the debt conversions that occurred in the first quarter of 2002.

Net Loss from Continuing Operations: Although the company reported an operating loss from discontinued operations in 2nd quarter 2002 of $5,963,687 a substantial portion of the loss is the $3,714,818 write-off of goodwill from the acquisition of the assets of Comworrx. A substantial portion of the remaining loss consists of expenses incurred in preparation for future shipments of product and the anticipated growth of the telematics segment.

Net Loss from discontinued Operations: The net loss from discontinued operations was $(164,040). Included in the number is a provision for the anticipated loss through the date of disposition as well as an estimate of the gain from sale. The assets of the flooring unit were sold on August 9, 2002.

Net Loss: The Company incurred a loss of $6,127,727 for the second quarter of 2002. The largest component was from the aforementioned goodwill write-down from the acquisition of the assets of Comworxx, results from discontinued operations and expenses incurred in the preparation for its anticipated growth. These expenses relate to maintaining a public company, as the pursuit of strategic growth opportunities such as the acquisition of Comworxx completed on June 29, 2002. Similarly the Company's management staff has been sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future. Management believes the costs will be lower as a percentage of sales in 2002 since sales growth is expected to exceed increases in operating expenses.

Six months-ended June 30, 2002 compared to the six months ended June 30, 2001

Below is a summary of the results of the company for the six months ended June 30, 2002.

Net Sales: The Company's net sales were $29,593 in the first six months of 2002. There are no comparables for the prior year. This includes the initial shipments of its telematics products. The Company deferred income from $41,625 of connection fees from telecom suppliers until the cancellation period expires on such contracts. This represents deferred income that will be recorded prorata in future quarters. The company's business model is based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers unlike most of its competitors who derived most of their income from the sale of hardware. The company did experience some returns of product in June that were shipped originally earlier in the 2nd quarter, that were subsequently shipped to other customers in July 2002. The original customers are now waiting for shipments of the company's next generation of product, with additional enhanced features, scheduled to ship in September 2002. The Company believes that the pricing of its product offering, in its business model, is less expensive than other competitive offerings.

Gross Profits: Gross profits in the flooring division were $(43,058) for the first six months of 2002. The telematics products reported negative gross profits as part of the initial strategy used to introduce its new product in the marketplace. A critical mass of shipments is a key to improving the gross profit margin. It is anticipated that a higher level of shipments will be reached by 4th quarter 2002 to improve the margin. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. The company has a substantial expertise in software development, which will improve gross profit in future quarters. The company has expended funds in the first six months in the development of an improved product with enhanced features scheduled to ship units in September of 2002.

Selling Expenses: Selling and marketing expenses for the first six months of 2002 were $249,161. Most of this cost relates to the establishment and maintenance of an order book pending the shipments of product later this year and in 2003. The company enjoys a healthy order book that it has expended marketing funds to develop but is hindered in shipping by needed funding for working capital. However, as the operations of the Company' telematic products are shipping, advertising expense and overall selling expenses as a percentage of sales is anticipated to decrease.

General and Administrative Expenses: General and administrative expenses for the first six months of 2002 were $2,853,344. A significant reason for this increase is the costs associated with being a public company, primarily fees for accounting, legal, and professional services. These fees were approximately $352,815 in the first six months of 2002. An additional $150,000 of expenses was incurred in the upfront costs of a financing effort with Jefferies and Co, Inc. that has not been realized as of this date. The Company also incurred costs during the first six months of 2002 related to the evaluation of several strategic opportunities. The purchase of Tiger Telematics, Inc. and the Comworxx, Inc,'s assets are two of the result of this evaluation. In addition, the development of Tiger Telematics Ltd. also contributed to the increase in the general and administrative expenses of the Company. Tiger Telematics, Inc.
anticipates an increase in its general and administrative expenses in future periods as part of its growth strategy. However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods.

Other Expenses: 3,714,000 of the amount relates to the wirte down of the impaired goodwill from the acquisition of the assets of Comworxxx. Other expenses for the first six months of 2002 were $87,111 as compared to $65,022 for the first six months of 2001. Other expenses consisted of interest expense on loans of $38,620 and currency translation adjustments of $48,491. The currency translation adjustments accounted for virtually all of the increase in this category. Interest in 2002 of $38,620 is $26,402 or 41% less than in the first six months of 2001. Currency translation adjustments accounted for 56% of the total category for the first six months of 2002.

Net Loss from continuing operations: The Company reported an operating loss of $6,947,492. $3,714,818 of the loss is the non-cash write down of the impaired goodwill of the assets of Comworxx acquisition. In addition a substantial portion of the loss in 2002 is related to expenses incurred in the preparation for its anticipated growth. These expenses relate to establishing a public company and pursuing strategic growth opportunities, such as the acquisition of the assets of Comworxx, Inc. by Tiger USA completed on June 29, 2002. Similarly the Company's management staff has been sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future. Management believes the costs will be lower as a percentage of sales in later quarters of 2002 since sales growth is expected to exceed increases in operating expenses.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $353,430. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating those losses from that segment going forward from that date. Included in the number is a provision for the anticipated loss through the date of disposition as well as an estimate of the gain from sale.


Net Loss: The Company incurred a total loss of $7,300,922 for the first six months of 2002. $3,714,818 was the non-cash loss from the write down of goodwill from the acquisition of the assets of Comworxx and $353,430 represented discontinued operations that were sold as of August 9, 2002. The anticipates that future net losses per quarter will be lower as shipments get made in future quarters for revenue to offset the costs associated with the operation.

LIQUIDITY AND CAPITAL RESOURCES

In 2001 the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties. Without such funding the Company would not have been able to sustain its operations.

In the six months ended June 30, 2002, the Company's working capital deteriorated. . This was the result of increases in current assets, consisting of decreases in accounts receivable of $46,133, inventory of $190,885, and increase in prepaid expenses and other current assets of $809,570, offset by increases in current liabilities, consisting of increases in accounts payable of $1,226,253, accrued expenses of 681,247 and a reduction customer deposits of $110,325. Also, in the six months ended June 30, 2002 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity offset by continued loans from stockholders. The Company also raised $877,000 net of advisory fees, from the final portion of a private placement of common stock and warrants during first quarter 2002. A good portion of the changes related to the addition of assets of Comworxx acquisition in June 2002 and the Tiger Ltd acquisition during first quarter 2002.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock. On August 9, 2002 tithe Company sold the assets of the flooring division including this inventory, which will improve liquidity requirements during third quarter of 2002.

The Company incurred operating losses in 2001 and in the first six months of 2002 of $1,299,000 and $7,300,922 respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement transactions.

In December 2001, the Company initiated a private placement of common stock and warrants and raised $574,200 of equity. An additional $1.8 million of equity (including the debt to equity conversions of $923,000 of certain stockholders) was raised during January through March 2002. This $2.4 million equity funding net of expenses was used to provide liquidity to Tiger Telematics and to fund operating losses and negative cash flows including the expenses of operating a public reporting company. In February and March 2002, the Company obtained approximately $290,000 from stockholders of interest free advances and promissory notes due upon demand to fund operations of Tiger Telematics Ltd. In second quarter 2002 the company sustained operations by obtaining loans from stockholders. The same two stockholders have loan the company a total of $883,921 since the acquisition of Tiger Ltd. In February 2002. The Company anticipates further cash assistance in the form of loans from its stockholders to assist in liquidity while the Company raises additional capital. Liquidity should be provided from the sale of the assets of the flooring segment on August 9, 2002. Liabilities assumed were less than assets sold and the Company will no longer be required to fund the operating losses and working capital needs of that flooring segment going forward.

The Company is evaluating the business of its recently acquired assets of Comworxx(acquired on June 25, by the wholly owned subsidiary Tiger USA), to determine the appropriate time to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full. The Company is reviewing its options under the purchase agreement that acquired these assets. The Company is addressing the issues of the need for funding for working capital in order to launch; the need to formulate payment arrangements with certain obligations assumed by Tiger USA; and the high relative cost of the product relative to the projected sales price available for such products in the U.S. consumer marketplace. For these factors the Company has postponed a launch of the product until this evaluation can be completed In June, the Company announced the goal to raise $500,000, 109,000 that was already raised at that time. The Company raised additional sums but has struggled in obtaining the amount of the desired funding. Depending upon the outcome of the review and the status of funding, the Company may choose not to sustain the operations of Tiger USA and may need to discontinue those operations accordingly.

The Company believes that it has a tentative agreement for approximately $3 million in financing in the third quarter of 2002. The Company will also seek to raise additional equity financing of about $7.0 to $10 million for working capital through an arrangement with Jefferies and Company, and to fund the costs of pursuing strategic growth opportunities. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will meet its liquidity of capital needs for the next twelve months through equity financing. The Company may need to further shrink its operations to sustain its remaining operations. As the Company continues to experience negative operating results in 2002, while at the same time pursuing strategic opportunities, the Company's liquidity will remain strained.

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




Part II.
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION



Item 1.  Legal Proceedings

         Not applicable

Items 2. Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         See Form 8K dated June 18, 2002

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K
         Form 8K dated June 18, 2002
         Form 8K dated July 24, 2002



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER TELEMATICS, INC.

/s/ Michael W. Carrender
------------------------
                           Interim Chief Executive Officer,      August 22, 2002
                            Director and Chief Financial Officer
Michael W. Carrender       For the Registrant

                                                                    Exhibit 99.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Tiger Telematics, Inc. (the "Company") on Form [10-Q] for the period ending June 30 , 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial officer of the Company hereby certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.



/s/ Michael W. Carrender
-----------------------------------------------------
Michael W. Carrender  Interim Chief Executive Officer


/s/  Michael W. Carrender
-----------------------------------------------------
Michael W. Carrender, Chief Financial Officer

June 23, 2002