Form 10-Q/A
period 2002-06-30
FLOOR DECOR INC
filed 2002-08-26
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A


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


                                           TIGER TELEMATICS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                   December 31,
                                                                         2002                         2001
                                                                      (unaudited)
                                                                    --------------------------------------------
Assets
Current Assets
        Cash                                                              $            -    $            20,331
        Accounts receivable, less allowance for doubtful
            Accounts, June 30, 2002 $0; December
            31, 2001$7,406                                                        47,447                 93,580
        Advances to officers and employees                                             -                 26,029
        Inventories                                                              517,408                708,293
        Prepaid expenses                                                         836,811                 27,241
        Assets of discontinued operations                                      1,231,823                      -
                                                                    ---------------------  ---------------------
        Total Current Assets                                                   2,633,489                875,474
Property and Equipment, net                                                      338,596                161,028
Distribution Agreement, less accumulated amortization of $72,350                 390,700                      -
Order Backlog                                                                  2,800,000                      -


Deposits and Other Assets                                                         15,470                262,272
                                                                    ---------------------   --------------------
        Total Assets                                                      $    6,178,255    $         1,298,774
                                                                    =====================   ====================

Liabilities and Stockholders' Deficit
Current Liabilities
        Accounts payable                                                  $    1,990,708    $           764,455
        Amounts due stockholders                                               1,886,555              1,541,053
        Notes payable                                                             86,261                130,119
        Accrued expenses                                                         828,698                147,451
        Customer deposits                                                              0                110,325
        Liabilities of discontinued operations                                  1,506,998                     -
                                                                    ----------------------  --------------------
                       Total current liabilities                                6,299,220             2,693,403
                                                                    ----------------------  --------------------

Stockholders' Deficit
      Common stock, at par value                                                  72,269                 55,887
      Authorized 100,000,000 shares, issued June 30, 2002
      72,269,189; December 31, 2001 55,886,664 shares
      Additional paid in capital                                               9,072,308                514,104
      Subscription receivable                                                        (36)                   (36)
      Accumulated deficit                                                     (9,265,506)            (1,964,584)
                                                                    ---------------------  ---------------------
                                                                                (120,965)            (1,394,629)
                                                                    ---------------------  ---------------------
                                                                          $    6,178,255    $         1,298,774
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
                                                          =============================================


See Notes to Consolidated Financial Statements.



                                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)




                                                                          Six Months ended June 30,
                                                            -------------------------------------------------------
                                                                                    2002                      2001
                                                            -------------------------------------------------------

Net sales                                                                $        29,583              $          -
Cost of goods sold                                                                72,641                         -
                                                            -------------------------------------------------------
               Gross Profit (Loss)                                              (43,058)                         -
                                                            -------------------------------------------------------

Operating expenses
      Selling expense                                                            249,161                         -
      General and administrative expense                                       2,853,344                   149,717
                                                            -------------------------------------------------------
               Total Operating Expenses                                        3,102,505                   149,717
                                                            -------------------------------------------------------

               Operating loss                                                 (3,145,563)                 (149,717)
                                                            -------------------------------------------------------

Other income (expense)
      Impairment of goodwill                                                 (3,714,818)                         -
      Currency Translation Adjustment                                           (48,491)                         -
      Interest expense                                                          (38,620)                  (65,022)
                                                            -------------------------------------------------------
                                                                             (3,801,929)                  (65,022)
                                                            -------------------------------------------------------
Loss from continuing operations                                              (6,947,492)                 (214,739)
Loss from discontinued operations                                              (353,430)                 (460,556)
               Net loss                                                  $   (7,300,922)              $  (675,295)
                                                            =======================================================

               Basic and diluted net loss per
                 common share                                            $      (0.1106)              $   (0.0125)
                                                            =======================================================
               Basic and diluted net loss from
                  continuing operations per share                               (0.1053)                  (0.0040)
               Weighted average shares outstanding          =======================================================
                  (basic and diluted)                                        66,000,693                54,236,664
                                                            =======================================================


See Notes to Consolidated Financial Statements.



                                       F4



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2002
                                   (unaudited)

                                                              Additional
                                             Common             Paid in   Subscriptions   Accumulated        Total


                                             Stock              Capital     Receivable      Deficit         Deficit
                                             -----              -------     ----------      -------         -------
                                        Shares       Amount
                                       ------------------------------------------------------------------------------


Balance (deficit) at December 31, 2001   55,886,664  $ 55,887     $514,104  $    (36)  $  (1,964,584)  $  (1,394,629)
Issuance of common stock and warrants     2,512,450     2,512      874,161                         -         876,673
Conversion of notes payable and amounts
   Due stockholders into common stock
       and  Warrants                      2,306,809     2,307      920,416          -              -         922,723
Common Stock issued in acquisition of
       Tiger Telematics, Ltd.             7,000,000     7,000    2,793,000          -              -       2,800,000
Common Stock issued in satisfaction of
       Obligations                          300,000       300      119,700          -              -         120,000

Common Stock for acquisition of
assets of  Comworxx Inc.by Tiger USA      4,263,266     4,263    3,040,927          -              -       3,045,190
(7,917,494 contingent shares
unissued at June 30, 2002)
2,400,000 Shares issuable for
  consulting agreement                                      -      810,000          -              -               -
shares unissued at June 30, 2002

Net Loss                                          -         -            -          -      (7,300,922)    (7,300,922)
                                       ------------------------------------------------------------------------------
Balance (deficit) at June 30, 2002       72,269,189   $72,269   $9,072,308      $ (36)   $ (9,265,506)     $(120,965)
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

The Company has an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,000 shares of Common Stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued, since the shares have not been issued. See page F-5 Consolidated Statements of Stockholder's Deficit.

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

Proforma information: The following proforma information reflects the net sales, net loss, and per share amounts for the six and three months ended June 30, 2002 and 2001 as if the Tiger Telematics, Ltd and Conworxx acquisitions had been completed on January 1, 2001:


                                                                  Six months ended:                 Three Months ended
                                                         =================================    ==============================
                                                                 2002           2001             2002              2001
                                                         =================================    ==============================
             Proforma net sales                          $      64,038    $           0        $         -      $          -
                                                         =================================    ==============================

             Performa net loss                           $  (8,804,634)   $  (1,968,641)       $(6,691,345)     $ (1,027,188)
                                                         =================================    ==============================

             Proforma basic and diluted net loss
             per common share                            $     (0.1109)   $     (0.0268)       $   (0.0825)     $    (0.0140)
                                                         =================================    ==============================
             Weighted average shares outstanding
             (basic and diluted)                            79,349,119       73,417,424         81,120,015        73,417,424
                                                         =================================    ==============================



NOTE G.    LEASE IN THE UK
On April 26, 2002 the company entered into a Lease Agreement with Christian and Timbers UK Ltd. for office premises for its subsidiary Tiger Telematics Ltd. in London, United Kingdom. The lease has a term of five years. The Company will satisfy its obligation to pay rent for the first year of the term of the lease by issuing 500,000 shares of Tiger's Common Stock. If the Landlord liquidates the Shares in the first year of the term of the Lease and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash. The second and subsequent years of the term of the lease shall be paid in cash. The company has recorded the full amount due for the first year of the lease as a liability of $182,636 based on the conversion rate the date the lease was consummated. The 500,000 shares issued to them are not considered issued for financial reporting purposes until such time as they are actually sold into the market by the landlord or until the liquidation guarantee is expired.

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

Assets:
  Accounts receivable                  $     87,509
  Inventories                               820,989
  Prepaid expenses                           37,123
  Property and equipment                    143,930
  Deposits and other assets                 142,272
-------------------------------------  ------------
    Total assets                       $  1,231,823
                                       ============
Liabilities:
  Notes payable                        $    310,304
  Accounts payable                        1,030,256
  Other accruals                            166,438
-------------------------------------  ------------
                                       $  1,506,998
                                       ============

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

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworx has strained the Company's cash flow. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During the first six months of 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note B. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continue to support the operation with substantial loans to sustain operations as reported and note C.

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

The Company plans to develop the Tiger Telematics distribution business in the UK. This is going forward as planned. The company is evaluating the business of its recently acquired assets of Comworxx(acquired on June 25, by the wholly owned subsidiary Tiger USA), to determine the appropriate time to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the company determined that the goodwill from the acquisition was impaired wrote it down in full. The company is now specifically addressing the issues of the need for funding for working capital in order to begin the launch, the need to formulate payment arrangements with holders of certain obligations that Tiger USA assumed and the high related cost of the product relative to the projected sales price available for such products in the U.S. consumer retail marketplace. For these factors the company has postponed a full launch of the product until this evaluation can be completed

The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient equity or debt capital to accomplish these objectives and to offset any future operating losses that may be incurred until positive cash flows can be generated from operations.

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

TIGER TELEMATICS, INC.

/s/ Michael W. Carrender
------------------------
                           Interim Chief Executive Officer,      August 26, 2002
                            Director and Chief Financial Officer
Michael W. Carrender       For the Registrant

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

August 26, 2002