Form 10-Q
period 2002-09-30
TIGER TELEMATICS INC
filed 2002-11-22
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-4051167
     (State or other jurisdiction of                      (IRS Employer
      Incorporation or organization)                  Identification Number)

 419 Belfort Rd. Ste. 200 Jacksonville, FL 32216              32216
    (Address of principal executive offices)                (Zip Code)

                                  904) 279-9240
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x          No
                               ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding as of
Class                                            November 21, 2002
---------------------------                      ---------------------
Common Stock, Par                                80,836,426
Value $0.001 per share

                                    CONTENTS

                                                                         Page
                                                                         ----


Financial Statements
     Condensed Consolidated Balance Sheets                               F-2

     Condensed Consolidated Statements of Operations                  F-3 - F-4

     Condensed Consolidated Statement of Stockholders' Deficit           F-5

     Condensed Consolidated Statements of Cash Flow                   F-6 - F-8

     Notes to Condensed Consolidated Financial Statements             F-9 - F-15


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     December 31,
                                                                           2002              2001
                                                                       (unaudited)
                                                                     --------------    --------------
Assets
Current Assets
    Cash                                                             $         --      $       20,331
    Accounts receivable, less allowance for doubtful
        Accounts, Sept 30, 2002 $0;
        December 31, 2001 $7,406                                            364,714            93,580
    Advances to officers and employees                                         --              26,029
    Inventories                                                             210,659           708,293
    Prepaid expenses and deferred income                                    478,355            27,241
    Assets of discontinued operations                                       983,418              --
                                                                     --------------    --------------
    Total Current Assets                                                  2,037,146           875,474
Property and Equipment, net                                                 176,238           161,028
Distribution Agreement, less accumulated amortization
    of $115,760                                                             347,290              --
Order Backlog                                                             1,800,000              --


Deposits and Other Assets                                                    15,470           262,272
                                                                     --------------    --------------
    Total Assets                                                     $    4,376,144    $    1,298,774
                                                                     ==============    ==============

Liabilities and Stockholders' Deficit
Current Liabilities
    Accounts payable                                                 $    2,296,113    $      764,455
    Amounts due stockholders                                              2,597,960         1,541,053
    Notes payable                                                            86,261           130,119
    Accrued expenses                                                      1,053,207           147,451
    Customer deposits                                                          --             110,325
    Liabilities of discontinued operations                                  983,418              --
                                                                     --------------    --------------
                   Total current liabilities                              7,016,959         2,693,403
                                                                     --------------    --------------

Stockholders' Deficit
    Common stock, at par value                                               72,269            55,887
    Authorized 100,000,000 shares, issued September 30, 2002
    72,769,189; December 31, 2001 55,886,664 shares
    Shares earned but not issued, September 30,2002 10,317,494
    shares                                                                   10,318              --

    Additional paid in capital                                            9,061,990           514,104

    Subscription receivable                                                     (36)              (36)
    Accumulated deficit                                                 (11,785,356)       (1,964,584)
                                                                     --------------    --------------
                                                                         (2,640,815)       (1,394,629)
                                                                     --------------    --------------

                                                                     $    4,376,144    $    1,298,774
                                                                     ==============    ==============


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                   Three Months ended September 30,
                                                   --------------------------------
                                                         2002              2001
                                                   --------------    --------------
Net sales                                          $      152,080    $         --
Cost of goods sold                                        222,721              --
                                                   --------------    --------------
             Gross Profit                                 (70,641)             --
                                                   --------------    --------------

Operating expenses
   Selling expense                                        203,681              --
   General and administrative expense                   1,206,935            66,514
                                                   --------------    --------------
             Total Operating Expenses                   1,410,616            66,514
                                                   --------------    --------------

             Operating loss                            (1,481,257)          (66,514)
                                                   --------------    --------------

Other income (expense)
   Impairment of goodwill                              (1,000,000)
   Currency Translation Adjustment                        (24,837)             --
   Interest expense                                        (1,685)          (36,635)
                                                   --------------    --------------
                                                       (1,026,522)          (36,635)
Loss from continuing operations                        (2,507,779)         (103,149)



Loss from discontinued operations                            --            (178,081)

                                                   --------------    --------------
             Net loss                              $   (2,507,779)   $     (281,230)
                                                   ==============    ==============

             Basic and diluted net loss per
               common share                        $      (0.0345)   $       (0.005)
                                                   ==============    ==============
             Basic and diluted net loss from
               Continuing operations per share     $      (0.0345)   $      (0.0019)
                                                   ==============    ==============

             Weighted average shares outstanding
               (Basic and diluted)                     72,779,189        54,236,664
                                                   ==============    ==============


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                  Nine Months ended September 30,
                                                 --------------------------------
                                                       2002              2001
                                                 --------------    --------------
Net sales                                        $      181,663    $         --
Cost of goods sold                                      295,362              --
                                                 --------------    --------------
           Gross Profit                                (113,699)             --
                                                 --------------    --------------

Operating expenses
   Selling expense                                      452,842              --
   General and administrative expense                 4,060,279           216,231
                                                 --------------    --------------
           Total Operating Expenses                   4,513,121           216,231
                                                 --------------    --------------

           Operating loss                            (4,626,820)         (216,231)
                                                 --------------    --------------

Other income (expense)
   Impairment of goodwill                            (4,714,818)
   Currency Translation Adjustment                      (73,328)             --
   Interest expense                                     (40,305)         (103,657)
                                                 --------------    --------------
                                                     (4,828,451)         (103,657)
                                                 --------------    --------------
Loss from continuing operations                      (9,455,271)         (319,888)
Loss from discontinued operations                      (353,430)         (636,637)
                                                 --------------    --------------

           Net loss                              $   (9,808,701)   $     (956,525)
                                                 ==============    ==============

           Basic and diluted net loss per
             common share                        $      (0.1437)   $      (0.0176)
                                                 ==============    ==============
           Basic and diluted net loss from
             continuing operations per share            (0.1385)          (0.0059)
           Weighted average shares outstanding
             (basic and diluted)                     68,260,192        54,236,664
                                                 ==============    ==============


See Notes to Consolidated Financial Statements.


                    TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                                  Common Stock           Additional
                                                  ------------             Paid in     Subscriptions    Accumulated        Total
                                             Shares         Amount         Capital      Receivable        Deficit         Deficit
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance (deficit) at December 31, 2001      55,886,664   $     55,887   $    514,104   $        (36)   $ (1,964,584)   $ (1,394,629)
Issuance of common stock and warrants        2,512,450          2,512        874,161           --           876,673
Conversion of notes payable and amounts
   Due stockholders into common stock
       and Warrants                          2,306,809          2,307        920,416           --              --           922,723
Common Stock issued in acquisition of
       Tiger Telematics, Ltd.                7,000,000          7,000      2,793,000           --              --         2,800,000
Common Stock issued in satisfaction of
       Obligations                             300,000            300        119,700           --              --           120,000
Common Stock issued in acquisition of
assets of  Comworxx Inc.by Tiger USA
(7,917,494 contingent shares unissued at
September 30 2002)                           4,263,266          4,263      3,040,927           --              --         3,045,190
2,400 shares issuable for consulting
agreement, shares unissued at September
30, 2002                                          --             --          810,000           --              --           810,000

Net Loss                                          --             --             --             --        (9,808,701)     (9,808,701)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance (deficit) at September 30, 2002     72,269,189   $     72,269   $  9,061,990   $        (36)   $(11,785,356)   $ (2,640,815)
                                          ============   ============   ============   ============    ============    ============





See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                    Nine Months ended September 30,
                                                                   --------------------------------
                                                                         2002              2001
                                                                   --------------    --------------
Cash Flows From Operating Activities
  Net loss                                                         $   (9,808,701)   $     (956,525)
  Adjustments to reconcile net loss to net cash used in
  Operating activities:
    Depreciation and Amortization                                          91,155            27,512
    Currency translation adjustments                                       73,328              --
    Changes in assets and liabilities                                   2,530,067           601,194
    Interest on notes payable and stockholder loans
      Capitalized to principal balances                                    23,144              --
    Write down of deposit                                                 100,000              --
    Impairment of goodwill on asset acquisition                         4,714,818              --
    Obligations paid with common stock                                    930,000              --
                                                                   --------------    --------------
            Net cash used in operating activities                      (1,346,189)         (327,819)

Cash Flows From Investing Activities
  Cash received from acquisition of Tiger Telematics                          787              --
  Advances to Comworxx                                                    (50,000)             --

  Proceeds from sale of property and equipment                               --              10,653
  Purchase of property and equipment                                      (68,367)          (44,980)
  Collection of advances to officers and employees                         26,029              --
  (Increase) decrease in deposits and other assets                        146,802            32,853
                                                                   --------------    --------------
Net cash (used in) provided by investing activities                        55,251            (1,474)
                                                                   --------------    --------------
Cash Flows From Financing Activities from continuing
operations

  Issuance of common stock and warrants                                   876,673              --

  Interest on Notes payable                                                  --              16,084

  Advances to employees                                                      --             (14,933)

  Loans and advances from stockholders                                  1,056,907           645,825
  Increase in excess of outstanding checks and bank balances             (163,129)             --
  Repayments to stockholders                                             (479,513)         (317,683)
                                                                   --------------    --------------
            Net cash provided by used in financing activities           1,290,938           329,293
                                                                   --------------    --------------
            Net change in cash                                               --                --





Cash:
  Beginning                                                                  --                --
                                                                   ==============    ==============
  Ending                                                           $         --                --
                                                                   ==============    ==============

Supplemental Disclosure of Cash Flow Information

  Cash paid for interest                                           $       15,476    $      103,657
                                                                   ==============    ==============
Supplemental Disclosure of Non-cash Investing and Financing
  Activities
    Common Stock issued in payment of obligations                  $      930,000    $         --
                                                                   ==============    ==============

    Common Stock issued in exchange for subscriptions receivable   $         --      $          622
                                                                   ==============    ==============

    Conversion of Notes Payable and Amounts Due
    Stockholders into Common Stock                                 $      922,723    $         --
                                                                   ==============    ==============




                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (unaudited)


                                                           2002              2001
                                                     --------------    --------------
Acquisition of Tiger Telematics:
  Working capital acquired, net of cash $787         $      144,917              --
    Distribution Agreement                                2,800,000              --
    Order Book                                              463,050              --
    Property and Equipment                                    1,436              --
  Amounts due to stockholders                              (610,190)             --
  Common Stock issued                                    (2,800,000)             --
                                                     --------------    --------------
  Cash received                                      $          787              --
                                                     ==============    ==============




Acquisition of Comworxx, Inc.:
  Working capital acquired,                                (957,063)             --

    Property and equipment                                  280,629              --
    Goodwill                                              3,714,818              --
    Other assets                                             15,470              --
    Notes payable assumed                                    (8,664)             --
  Common Stock issued                                    (3,045,190)             --
                                                     --------------    --------------
  Cash received                                      $      --              --
                                                     ==============    ==============




See Notes to Consolidated Financial Statements.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of September 30, 2002 and the three months and six months ended September 30, 2002 and 2001 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the company's accounting policies, refer to the consolidated financial statements and related notes included in the company's Annual Report on form 10-K for the year ended December 31, 2001. The condensed consolidated financial statements for three months and nine months ended September quarter ended September 30, 2002 were not reviewed by outside independent accounts as is normally done. Upon appointment of new accountants the statements will be reviewed and an amendment to this Form 10Q will be made as appropriate. The balance sheet at December 31, 2001 is derived from the audited financial statements.

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

To compute the loss per share for the three months and nine months ended June 30, 20001, the 54,236,664 shares outstanding at the date of the reverse acquisition was assumed to be outstanding since July 3, 2000, the date of inception of the Company.

Since the Company had a loss for all periods presented, basic and diluted loss per common share are equal. The Company has not included 7,218,592 potential common shares relating to outstanding common warrants as of September 30, 2002 in the calculation of the diluted earnings per share for the third quarter of 2002, because their effect would be antidilutive.

During the 1st quarter of 2002 the Company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $ 0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 31, 2003. Proceeds from these sales, net of advisory fees totaling $128,307, amounted to $876,673. The Company has a disputed agreement with an advisor for consulting services. For financial reporting purposes this was treated as earned but not issued since the shares have not been issued due to the unresolved dispute. See page F-4 Consolidated Statements of Stockholder's Deficit.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 1st quarter of 2002, the company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 21,2003. Proceeds form these sales, net of advisory fees totaling $128,307, amounted to $876,673.

The Company had an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,000 shares of stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued since the shares have not been issued. See page F-5 Consolidated Statements of Stockholder's Deficit.

During the 1st quarter of 2002, certain stockholders and others converted $922,733 of notes payable and amounts due to stockholders into 2,306,809 shares of Common Stock. For each share of Common Stock purchased, they also received a warrant representing the right to purchase one additional share of Common Stock at a price of $.075 per share exercisable through December 31,2003. The company also agreed to issue warrants to purchase 416,000 shares pf Common Stock at a price of $0.75 per share exercisable through December 2003 as advisory fees in connection with these stock sales. These warrants have not yet been issued due to unresolved issues with the advisor.

In October, certain stockholders converted $455,761 of debt to equity at $.010 per share. See Note C- Related Party Transactions.

NOTE C - RELATED PARTY TRANSACTIONS

As of September 30, 2002, a 10% demand notes payable to a 21.% stockholder in the amount of $231,375. The Company also owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. The Company also owed a 10% demand note payable in the amount of $80,6878. to a stockholder of approximately 4%. Interest ceased on these obligations as of August 9, 2002, when the Company sold the flooring assets. The Company also owed these two shareholders a combined total of $62,732 for deferred payroll and other obligations. In October 2002 all of these amounts were converted into equity with 4,551,761 in shares of Common Stock issued.

As of September 30, 2002, the Company had 15% demand notes totaling $77,597, payable to stockholders (combined ownership less than 1%).

The Company also has non-interest bearing notes of $1,070,629 and non interest bearing advances of $818,555 payable to the two former Tiger Telematics Ltd. stockholders (combined ownership over 10% of the Company). As discussed in note F, $610,190 of these advances was converted into Common Stock and warrants in October 2002.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A shareholder borrowed some of the funds advanced to the Company from a private investment bank based in London. The shareholders failed to repay the note when due. The investment firm has made demand on the subsidiary Tiger Ltd. to repay the funds since Tiger Ltd. was the beneficiary of the funds. The Company believes it is not responsible for that obligation and responded to the demand accordingly. The Company shows the obligations to its shareholder on the financial statement. Therefore no provision has been made for this alleged obligation. The Company has been in settlement negotiations where the demand note to the shareholder is forgiven by the shareholder in exchange for the company entering into an installment note to be paid over time directly with the private investment bank in the same amount as forgiven by the shareholder.

The Company has received inquiries from persons who maintain that they have made an investment in the Company for which the Company has no records and which appear to be private transactions among various shareholders. Legal counsel is looking into the circumstances surrounding each inquiry.

Total interest expense on stockholder debt amounted to $40,079 and $2,946. for the nine months and three months ended September 30,2002.

NOTE D - INCOME TAX MATTERS

The Company has net operating loss carryforwards for United States Tax purposes as of September 30, 2002 for federal income tax purposes of approximately $4,150,000 expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance in the amount of approximately $1,340,000. The Company has losses off settable against future income in the UK of $2,585,611 expiring in 2021. Any future benefits to be realized from the losses is dependant upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits otherwise relating to the losses off settable against future income with a valuation allowance in the amount of approximately $645,125.

NOTE E - NOTES PAYABLE

As of September 30, 2002, the Company had 15% demand notes payable totaling $8,664 from the Comworxx acquisition. The company also has a 10% note payable in the amount of $77,597.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Telematics of $463,050 as of the acquisition date resulted in an excess of acquisition cost over tangible asset value of $3,263,050.

The excess of the acquisition price over the tangible asset valuation was assigned to two intangible assets. $2,800,000 was ascribed to an order backlog of open pending orders for products for future shipments over the next several years. This amount will be amortized as the orders are shipped on a prorata basis. The remaining amount of $463,050 was assigned to distribution rights under a Distribution Agreement with Eagle Eye Telmatics, plc, which was executed on October 19, 2001(see Form 10-K dated March 31, 2002, exhibit #21.1). This amount will be amortized quarterly over the 32 month remaining life of the distribution agreement at the time of acquisition.

In third quarter 2002, the Company determined that the good will relative to the order book was impaired due to the failure to ship the orders as originally projected to the customers and due to the change in Tiger Ltd.'s business model to derive its income from monthly revenue generated by its wireless telecom providers partnership arrangements as opposed to generating revenue primarily from the sale of hardwire. The Company wrote-off $1,000,000 of impaired good will in the quarter ended September 30, 2002.

In connection with this acquisition, the former Tiger Telematics shareholders agreed to convert $610,190 of their shareholder debt into Common Stock and warrants to purchase common stock at a price of $0.75 per share exercisable through December 31, 2003. The conversion rate was one share of common stock and one warrant for every $0.40 of debt. Although initiated in August, the debt of $610, 190 was actually converted in October 2002 into 1,525,475 shares of Common Stock and 1,525,475 Warrants.

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

Pursuant to the terms of the purchase agreement the 4,263,266 shares of stock issued were valued at $1.00 per share; provided however that if the price per share of Tiger Common Stock sold in the next equity financing in Tiger Raises gross proceeds of at least $3 million is less than $1.00 per share the assumed purchase price shall be reduced to the price per share in the next equity financing and provided further however that is the new equity financing is not consummated by September 1, 2002 the assumed price shall be reduced to $.035. If the purchase price is reduced to less than $1.00 per share of Tiger Inc. common stock. Tiger will have to issue such additional shares as necessary so that the total number of shares of Tiger Common Stock issued pursuant to this provision, is equal to the quotient, rounded to the nearest whole number, of $4,263,266 divided by the final assumed purchase price. The maximum number of shares that would be issued under this formula would be 12,180,760. The Company recorded this transaction as if the maximum number of shares will be issued, resulting in the recording of 7,917,494 contingent shares. The Company valued the shares at $.25 per share, which was the trading price at the date if purchase, giving a purchase price of $3,045,190. Based on a post acquisition review of assets reserves were made to inventory, receivables and property plant and equipment to equal the current estimated value as of the acquisition date. The reserves created an additional excess of liabilities over tangible assets. The total excess of liabilities over tangible assets of Comworxx acquired resulted in an additional good will of $669,628.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The  excess of the  acquisition  price over the  tangible  asset  valuation  was
assigned  to  three  intangible  assets.   Although  the  acquisition   included
intellectual  property  and  license  agreements  due  to  the  position  in the marketplace and funding issues  associated with the acquisition,  agreements the
Company believes that the good will is impaired as of June 30, 2002. The company wrote off all of the goodwill of  $3,714,818 in the quarter ended June 30, 2002.
The Company believes that the seller of the assets may have  misrepresented  the nature of the assets and the viability of the associated business at the time of the transaction.  As a result the Company has retained independent legal counsel to advice it of its rights  against  the  shareholders  of the seller to recover certain sums or to rescind the entire  transaction.  The Company does not intend to issue the contingent shares referred to above until a final determination has been made as to the potential causes of action against the seller.

Proforma information: The following proforma information reflects the net sales, net loss, and per share amounts for the nine months and three months ended
September 30, 2002 and 2001as if the Tiger Telematics, Ltd and Conworxx acquisitions had been completed on January 1, 2001:


                                Nine months ended:              Three months ended:
                          =============================   =============================
                               2002            2001            2002            2001
                          =============   =============   =============   =============
Proforma net sales        $     216,118   $           0   $     152,080   $           0
                          =============   =============   =============   =============
Performa net loss         $ (11,312,414)  $  (2,613,314)  $  (2,507,779)  $   ( 927,903)
                          =============   =============   =============   =============

Proforma basic and
diluted net loss
per common share          $     (0.1426)  $     (0.0356)  $     (0.0309)  $     (0.0126)
                          =============   =============   =============   =============
Weighted average shares
outstanding                  79,349,119      73,417,424      81,120,015      73,417,424
(basic and diluted)
                          =============   =============   =============   =============


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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management still intends to raise up to $7.0 to $10 million in equity for working capital.

NOTE H - SEGMENT INFORMATION

During the first nine months of 2002 the Company operated in the flooring business in Florida, now a discontinued operation and in the telematics product development and distribution business in Europe.

     o    Flooring Retail and Installation- now a discontinued operation
     o    Telematic product development and distribution

The accounting policies of the reportable segments are the same as those referred to in Notes A. In June 6, 2002, the company announced the discontinuation of the flooring segment and sold the assets of the flooring business on August 9, 2002. As a result the company is not disclosing segment information.

NOTE I -DISCONTINUED OPERATIONS:

In June 2002 the Company entered into a plan to dispose of its flooring business. The flooring business was subsequently sold on August 9, 2002. As of June 30, 2002, the Company accounted for the flooring segment as a discontinued segment. Assets of $983,418 and liabilities of $983,418. relating to the flooring business as of September 30, 2002 have been aggregated on the condensed consolidated balance sheet. The Company has estimated that the net loss on the discontinued operations from June 30, 2002 through August 9, 2002 to be $35,000, and the estimated gain on sale and included that amount in the liabilities of the discontinued segment. No adjustment to that amount was required in third quarter based on actual sale results. A summary of the assets and liabilities as of September 30, 2002 is as follows:


Assets:
  Accounts receivable                     $983,418
                                          --------
    Total assets                          $983,418
                                          ========
Liabilities:
  Notes payable                           $273,763
  Accounts payable                         664,819
  Other accruals                            44,837
                                          --------
                                          $983,418
                                          ========

Revenue included in loss from discontinued operations amounted to $2,163,158 and $2,649.056 for the nine months ended September 30, 2002 and 2001 respectively, and $ 348,102 and $1,297,555 for the three months ended September 30, 2002 and 2001, respectively.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, and had the buyer assume liabilities totaling $1,243,135. The Company will remain contingently liable on the liabilities until such time as the acquirers pay them off. In addition, the purchaser has assumed two non balance sheet operating leases for buildings with annual rents of approximately $459,480 a year that were assumed without landlord consents. These leases expire August 31, 2005 and September 30, 2005 respectively. Should the purchaser not meet these obligations they become the obligations of the company. These leases are personally guaranteed by a shareholder of the company. As of September 30, the accounts receivable $983,418 represents the obligation of the acquirer to pay the remaining liabilities of discontinued obligations that were assumed and for which the company is contingently liable.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - BUSINESS CONSIDERATIONS

For the year ended December 31, 2001, the Company incurred net losses of approximately $1,299,000. For the first nine months of 2002, the losses $9,808,701. Although approximately $407,000 of the loss in 2002 was from the non-cash write-down of impaired good will, the Company had negative cash flows from operating activities of approximately $713,000 for the year ended December 31, 2001 and negative cash flows from operating activities for the first nine months of 2002.

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworx has strained the Company's cash flow. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During the first nine months of 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note B. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continue to support the operation with substantial loans to sustain operations as reported and note C and note I.

The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. The Company's private bank financing has been delayed due in part to the need to resolve open issue related to potential liabilities related to its acquisition of the assets of Comworrx, to the satisfaction of the lender. As a part of funding efforts, the Company has executed a subscription agreement with a private company to sell 7,500,000 shares of Company Common Stock at $0.20 per share. The Company anticipates having the proceeds of this stock sale within the next few weeks although no assurance can be given that the investor will fund. This amount will be a part of a total fund raising of $10 million that the company is seeking. However, there can be no assurance that additional financing, capital or other form of debt financing will be available, or if available on terms reasonably acceptable to the Company. The company continued to issue shares of Common Stock in October and November to settle obligations due for payment.

The Company plans to develop the Tiger Telematics Ltd. product development and distribution business in the UK. This is going forward as planned but slower than anticipated due to a lack of funding. The Company is concluding development of its next generation fleet product and its new tracker products including child tracker devices. The company is still evaluating the business of its acquired assets of Comworxx (acquired on June 25, by the wholly owned subsidiary Tiger USA, to determine the appropriate time, if ever to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the company determined that the goodwill from the acquisition was impaired wrote it down in full in second quarter of 2002. In third quarter based on its evaluation, the Company took a further write-down of the remaining assets purchased of $407,000, effectively writing off its entire investment in the purchase agreement. The company is addressing the issues of the need for funding for working capital in order to effect the launch, the need to formulate payment arrangements with holders of certain obligations that Tiger USA assumed and the high related cost of the product relative to the projected sales price available for such products in the U.S. consumer retail marketplace. The Company has postponed a launch of the product indefinitely and effectively mothballed the Tiger USA operations indefinitely. The Company plans to attempt to restructure the business with a lower cost operation at a new site and with a different pricing model. The Company is exploring disposing of the assets and associated business opportunities to third parties. The Company has also hired legal counsel to advise its rights and causes of action against the seller of the assets and its shareholders possible misrepresentations in the purchase agreement that a viable business existed. The Company has determined that the business was not viable and cannot be without a major restructuring and concessions from shareholders of Comworrx. The Company is in preliminary discussions with shareholders of the seller and hopes for a resolution of issues.

The Company's ability to continue as a going concern is totally dependent upon its ability to raise sufficient equity or debt capital to accomplish these objectives and to offset any future operating losses that may be incurred until positive cash flows can be generated from operations.

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

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company" previously named Floor Decor, Inc.) is the parent company of three subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The company announced the discontinuation of the flooring segment on June 6, 2002 and sold the assets on August 9, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which develops and provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002 the company set up its third subsidiary Tiger Telematics USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Sarasota, Florida based entity that provides telematic products and services to the business to consumer segment in the United States. That business has suspended operations until the Company does further evaluation.

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

Tiger Telematics Ltd. is an early stage company engaged in the development and distribution of telematics products. Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering.

On June 25, the company created a wholly owned subsidiary Tiger Telematics, USA, Inc. that acquired the assets and certain liabilities of Comworxx Inc. as disclosed in the note G to financial statements. That subsidiary is currently in a dormant state pending future decisions to relaunch the products.

Results of Operations


Three months-ended September 30, 2002 compared to the three months ended September 30, 2001


Net Sales: The Company's net sales increased to $152,080 in the 3rd quarter 2002 from $0 in the third quarter 2001. The Company did not acquire the telematics division until February 2002 so there are no comparisons for the prior year. The company's business model is based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers, unlike most of its competitors who derive most of their income from the sale of hardware. The company did experience some returns of product in June that were shipped originally in the 2nd quarter that were subsequently shipped to other customers in July 2002. The original customers are now waiting for shipments of the company's next generation of product, with additional enhanced features, scheduled to ship now in January 2003. This is a delay from the originally projected date of September 2002 for the new product to be in a ship ready state. The delay was caused primarily by funding shortfalls during the current quarter. The company continues to develop its product offering including several new products that will come to the market next year. The Company believes that the pricing of its product offering, in its business model, is less expensive to customers than other competitive offerings. The company also announced the development of a new child tracker device, a related park tracker and related products.


Gross Profits: Gross profits were ($70,641) as the company must ship a certain number of units to receive the lower cost price rebate level anticipated in its business model. A critical mass of shipments is a key to improving the gross profit margin. It is anticipated that this level of shipments will be reached by 4th quarter 2002 or in the first quarter of 2003. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. Although basic telematics devices are can be built, the accompanying software is much more challenging. The company has a substantial expertise in this development, which will improve gross profit in future quarters. The company expended funds in third quarter in hiring and retaining several new executives and supporting staff with expertise in technology, telematics, wireless and developing products in the telematics space. The company has expended funds in the development of an improved fleet product scheduled to ship first units now in January 2003, as opposed to September of 2002 as originally expected due to a shortfall in funding during the current quarter.

Selling Expenses: Selling and marketing expenses for the quarter 2002 were $203,681 or 63% greater than the amount $124,758 incurred in second quarter of 2002. Much of this cost relates to the establishment and maintenance of an order book pending the shipments of product later this year and in 2003. The sale of Telematics products is a difficult and often lengthy process. The Company has concentrated its marketing effort recently in the UK to large fleet holders based throughout Europe. The company enjoys a healthy order book but still lacks funding for working capital and has experienced problems at the manufacturer of the base units on delivery. The company believes that these delivery issues have now been partly resolved. The Company is negotiating for a back-up supplier for its primary product fleet telematics product to ensure that this does not occur in the future. The company has expended funds in arranging strategic partnerships with wireless telecom providers in order to implement its recurring revenue business model.

General and Administrative Expenses: General and administrative expenses for the 3nd quarter 2002 were $1,206,935. $580,708 of this related to Tiger Ltd in the UK. As in prior quarters, this was incurred in the development of the infrastructure for the telematics business including product development, engineering, training of installers, and other administrative efforts to facilitate anticipated sales. The company also expended funds to obtain a Thatcham Q class rating for its telematics fleet device. This rating may allow insurance companies to offer potential discounts to Tiger customers who install Tiger's telematics devices. In addition, several companies are now conducting trials of the product in Europe that costs the company currently but may result in the shipment of devices for entire fleets of the customers currently in the trial stage. However, the Company still anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods. The costs associated with being a public company, primarily fees for accounting, legal, and professional services were also high for the period at $322,573 including expenses at Tiger Ltd. The Company also incurred costs during the 3nd quarter of 2002 related to the evaluation and the attempted but failed integration of the purchase of Comworxx, Inc,'s assets. As discussed in note J to the Consolidated Financial Statements, the Company made a provision for $407,000 to write-down the remaining assets of Tiger USA from the purchase of the assets of Comworrx. In order to conserve funds, the Company has relocated its corporate office and down sized the staff.

Other Expenses: Other expenses for the 3rd quarter 2002 were $1,026,522. Other expenses consisted of a non-cash write-down of impaired good will from the acquisition of Tiger Telematics, Ltd., interest expense on loans of $1,685 and currency translation adjustments of $24,837. The company took a write-down of the intangible order book asset of $1,000,000 to reflect the potential loss of orders from the delay in shipping product since the original acquisition of the product and the impact of the new recurring revenue model on the accounting for intangible assets. The company retains a solid order book but reflected the impairment generated from delayed shipments and the change in the Company's business model to a recurring revenue model. Third quarter of 2002 interest of $1,685 was lower by 34,950 or 95%% less than the $36,635 reported in the third quarter of 2001. This decrease was due to lower interest bearing debt primarily due to the debt conversions that occurred in the first quarter of 2002 and the use of interest free promissory notes from shareholders to finance in the second quarter of 2002.

Net Loss from Continuing Operations: Although the company reported an operating loss from discontinued operations in 3rd quarter 2002 of $2,507,779 a substantial portion of the loss is the $1,000,000 non-cash write-off of goodwill from the acquisition of Tiger Ltd. An additional $407,000 is the non-cash write-down of the remaining assets from the purchase of the assets of Comworrx. A substantial portion of the remaining loss consists of expenses incurred in preparation for future shipments of product and the development of new products to meet anticipated growth of the telematics.

 Net Loss from discontinued Operations: The net loss from discontinued operations was zero. The provision for the anticipated loss through the date of disposition as well as an estimate of the gain from sale was as estimated in the second quarter of 2002 when the final accounting was done for the assets of the flooring unit that were sold on August 9, 2002.

Net Loss: The Company incurred a loss of $2,507,779 for the third quarter of 2002. The largest component was from the aforementioned $1,000,000 goodwill write-down from the acquisition of Tiger Ltd. the $407,000 non-cash provision to write-down the remaining assets from the purchase of the assets of Comworrx and expenses incurred in the preparation for its anticipated growth. These expenses relate to maintaining a public company, as well as the development of new products. Similarly the Company's management staff has been sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future. Management believes the costs will be lower as a percentage of sales in 2002 since sales growth is expected to exceed increases in operating expenses.

Nine months-ended September 30, 2002 compared to the six months ended September 30, 2001

Below is a summary of the results of the company for the nine months ended September 30, 2002.

Net Sales: The Company's net sales were $181,663 in the first six months of 2002. There are no comparables for the prior year. This includes shipments of its telematics products that are not a part of the company's strategic business model. The Company defers income from connection fees from telecom suppliers until the cancellation period expires on such contracts. This represents deferred income that will be recorded prorata in future quarters. The company's business model is based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers unlike most of its competitors who derived most of their income from the sale of hardware. The company did experience some returns of product in the 2nd quarter that were subsequently shipped to other customers in July 2002. The original customers are now waiting for shipments of the company's next generation of product, with additional enhanced features, scheduled to ship in January 2003. The Company believes that the pricing of its product offering, in its business model, is less expensive than other competitive offerings.

Gross Profits: Gross profits were $(113,699) for the first nine months of 2002. The telematics products reported negative gross profits as part of the initial strategy used to introduce its new product in the marketplace. A critical mass of shipments is a key to improving the gross profit margin. It is anticipated that a higher level of shipments will be reached by first quarter 2003 to improve the margin. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. The company has a substantial expertise in software development, which will improve gross profit in future quarters. The company has expended funds in the first nine months in the development of an improved fleet product with enhanced features scheduled to ship units in January 2003. The Company has made an initial investment in a new generation of child tracker products.

Selling Expenses: Selling and marketing expenses for the first nine months of 2002 were $452,842. Most of this cost relates to the establishment and maintenance of an order book pending the shipments of product later this year and in 2003. The company enjoys a healthy order book that it has expended marketing funds to develop but is hindered in shipping by needed funding for working capital. However, as the operations of the Company' telematic products are shipping, advertising expense and overall selling expenses as a percentage of sales is anticipated to decrease.

General and Administrative Expenses: General and administrative expenses for the first nine months of 2002 were $4,060,279. A significant reason for this increase is the costs associated with being a public company, primarily fees for accounting, legal, and professional services. These fees were approximately $910,593 in the first nine months of 2002 including $180,000 of expenses was incurred in the upfront costs of a financing effort with Jefferies and Co, Inc. that has not been realized as of this date. The Company also incurred costs during the first nine months of 2002 related to the evaluation of several strategic opportunities. The purchase of Tiger Telematics, Ltd. and the Comworxx, Inc,'s assets are two of the result of this evaluation. In addition, the development of Tiger Telematics Ltd. also contributed to the increase in the general and administrative expenses of the Company. Expenditures were made configure the product to obtain to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of Tiger's telematics devices. Expenditures have been made in developing several new products including Child Tracker devices. Tiger Telematics, Inc. anticipates an increase in its general and administrative expenses in future periods as part of its growth strategy. However, the Company anticipates that its sales will increase at a faster rate than its general and administrative expenses, resulting in these expenses decreasing as a percentage of sales in future periods. In order to reduce expenditures the Company has downsized and relocated its corporate office.

Other Expenses: Other expenses for the first nine months of 2002 were $4,828,451 as compared to $103,657 for the first nine months of 2001. $4,714,818 of the amount relates to the non-cash write-down of the impaired goodwill from acquisitions, principally the assets of Comworrx. Other expenses consisted of interest expense on loans of $40,305 and currency translation adjustments of $73,328. The currency translation adjustment accounted for virtually all of the increase in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Ltd. in February 2002. Interest in 2002 of $40,305 is $63,352 or 60% less than in the first nine months of 2001.

Net Loss from continuing operations: The Company reported an operating loss of $9,455,271. $4,414,818 of the loss is the non-cash write down of the impaired goodwill, principally from of the assets of Comworxx acquisition. $407,000 is the provision for the non-cash write-down of the remaining assets from the assets of Comworrxx acquisition. In addition a substantial portion of the loss in 2002 is related to expenses incurred in the preparation for its anticipated growth. These expenses relate to maintaining a public company and pursuing strategic growth opportunities. Similarly the Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future. Management believes the costs will be lower as a percentage of sales in 2003 since sales growth is expected to exceed increases in operating expenses.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $3,534,430. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date. Included in the number is the actual impact of the sale including a gain on sale.

Net Loss: The Company incurred a total loss of $9,808,701 for the first nine months of 2002. $4,714,818 was the non-cash loss from the write down of impaired goodwill, principally from the acquisition of the assets of Comworxx and a related $407,000 write-down of the remaining assets from the Comworrx purchase. The anticipates that future net losses per quarter will be lower as shipments get made in future quarters for revenue to offset the costs associated with the operation.

LIQUIDITY AND CAPITAL RESOURCES

In 2001 the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties. Without such funding the Company would not have been able to sustain its operations.

In the nine months ended September 30, 2002, the Company's working capital deteriorated. This was the result of increases in current assets, consisting of decreases in accounts receivable of $46,133, inventory of $497,634, and an increase in prepaid expenses and other current assets of $451,114, offset by increases in current liabilities, consisting of increases in accounts payable of $1,531,658, accrued expenses of 905,756 and a reduction customer deposits of $110,325. The increase in payable relates to Tiger USA, and reflects liabilities assumed in the purchase agreement. These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc. As discussed in Note J. Business Considerations to the Consolidated Financial Statements the Company has hired a legal counsel to analyze and advice as to potential liabilities arising from the purchase of the assets of Comworrx and associated causes of actions against the seller and its shareholders. Also, in the nine months ended September 30, 2002 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity offset by continued loans from stockholders. The Company also raised $877,000 net of advisory fees, from the final portion of a private placement of common stock and warrants during first quarter 2002. A good portion of the changes related to the addition of assets of Comworxx acquisition in June 2002 and the Tiger Ltd acquisition during first quarter 2002.

Certain creditors of the company's Tiger Ltd. have made formal demands on the Company for repayment of indebtedness for services or products ordered by the company. To date, the company has been able to meet those demands or enter into acceptable payment arrangements but without additional funding these demands can not be met in the future.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock. On August 9, 2002 the Company sold the assets of the flooring division including this inventory, which will improve liquidity requirements during the balance of 2002. The Company continued to issue shares of Common Stock in early 4th quarter to retire certain obligations due for payment.

The Company incurred operating losses in 2001 and in the first nine months of 2002 of $1,299,000 and $9,808,701 respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement transactions.

In December 2001, the Company initiated a private placement of common stock and warrants and raised $574,200 of equity. An additional $1.8 million of equity (including the debt to equity conversions of $923,000 of certain stockholders) was raised during January through March 2002. This $2.4 million equity funding net of expenses was used to provide liquidity to Tiger Telematics and to fund operating losses and negative cash flows including the expenses of operating a public reporting company. In February and March 2002, the Company obtained approximately $290,000 from stockholders of interest free advances and promissory notes due upon demand to fund operations of Tiger Telematics Ltd. In second quarter 2002 the company sustained operations by obtaining loans from stockholders. The same two stockholders have loaned the company a total of $1,269,994 since the acquisition of Tiger Ltd. In February 2002. In October 2002, certain stockholders converted $455,176 of debt into Company Common Stock which reduced debt and improved liquidity in the balance sheet. The Company anticipates further cash assistance in the form of loans from its stockholders to assist in liquidity while the Company raises additional capital although no assurances can be given that they will be able or willing to continue such support. The sale of the assets of the flooring segment on August 9, 2002 helped liquidity as liabilities assumed were less than assets sold and the Company is no longer required to fund the operating losses and working capital needs of that flooring segment going forward.

The Company is evaluating the business of its recently acquired assets of Comworxx (acquired on June 25, by the wholly owned subsidiary Tiger USA), to determine the appropriate time if ever to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full. The Company's recently retained legal counsel to review its options under the purchase agreement that acquired these assets. The Company is in discussions with the shareholders of the seller for modification of the terms of the purchase agreement due in part to potential misrepresentation in the purchase agreement that Comworxx was a viable business. Unless new arrangements can be negotiated the company has several available options including but not limited to litigation. The Company is addressing the issues of the need for funding for working capital in order to launch; the need to formulate payment arrangements with certain obligations assumed by Tiger USA; and the high relative cost of the product relative to the projected sales price available for such products in the U.S. consumer marketplace. The Company has postponed a launch of the product indefinitely if not permanently. The Company effectively mothballed the operations of Tiger USA and may discontinue those operations, or sell the assets or attempt to rescind the original purchase agreement.

The Company's $3 million in secured financing has been delayed due in part to the need to resolve open issues, including potential liabilities, related to its acquisition of the assets of Comworxx, to the satisfaction of the lender. The company has recently executed a subscription agreement with a company to sell 7,500,000 shares Common Stock of the Company for $0.20 a share to generate $1,500,000. The closing is pending and the company anticipates that most of the proceeds will be used to fund the operations of Tiger Ltd. The Company can offer no assurances that the investor will actually close the transaction. The Company will also seek to raise additional equity financing of about $7.0 to $10 million for working capital through an arrangement with Jefferies and Company, and to fund the costs of pursuing strategic growth opportunities. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will meet its liquidity of capital needs for the next twelve months through equity financing but no assurances can be given that this will occur. The Company has shrunk its operations and may need to further shrink its operations to sustain its remaining operations. As the Company continues to experience negative operating results in 2002, while at the same time pursuing strategic opportunities, the Company's liquidity will remain strained.

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

Item 3.      Defaults Upon Senior Securities

      Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders
      Not Applicable

Item 5.      Other Information


Item 6.      Exhibits and Reports on Form 8-K
             Form 8K dated September 16, 2002
             Form 8K dated October 30, 2002
             Exhibit 99.1 Certification Section 906 of Sarbanes-Oxley Act of 2002 Form 302 Certification.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER TELEMATICS, INC.

/S/ Michael W. Carrender    Chief Executive Officer, Director   November 22,2002
------------------------    and Chief Financial Officer
Michael W. Carrender        For the Registrant