Form 10-K
period 2002-12-31
TIGER TELEMATICS INC
filed 2003-05-23
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

                4190 Belfort Rd. Suite 200 Jacksonville, FL 32216
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (904) 279-9240

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting common stock held by non-affiliates as of May 5, 2003 is $3,347,017 computed by reference to the closing price for such shares on the OTC Bulletin Board as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

         The number of shares outstanding of each of the registrant's classes of common stock as of May 5, 2003 is: 83,675,426 shares of Common Stock, par value $0.001 per share.

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

General

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company"), incorporated in Delaware is the parent company of several subsidiaries. The Company is a designer, developer and marketer of mobile telematics systems and services that combine global positioning and voice recognition technology to locate and track vehicles and people down to the street level in countries throughout the world. The systems are designed to operate on GSM, which is the standard operating system for wireless carriers in the UK and in Continental Europe. The systems are currently being developed and marketed to GSM current and potential subscribers primarily by the Company's UK based subsidiaries.

The Company that was previously named Floor Decor, Inc. changed its name in June of 2003, as it decided to exit the historical flooring business and focus exclusively on telematics. The first subsidiary, Media Flooring, Inc., (now dormant) operated through its subsidiary Floor Decor LLC, and operated a flooring products sales and service business, which represented all of the business operations of the Company during 2001 and in early 2002. That business is now reclassified as a discontinued operation. Floor Decor LLC operated a big box super store offered a wide selection of floor coverings, including carpet, area rugs, wood, and laminates, at discount prices to both commercial accounts and consumers. This store, located in Fort Lauderdale, Florida, was over 40,000 sq. ft. and stocked an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings. In June 2002, the Company discontinued this operation and sold the assets of the Floor Decor LLC. and the right to and use of the LLC. itself and the name Floor Decor LLC. to an unrelated third party. The operating results for this discontinued segment is now classified as operating results of discontinued operations in the current year and in all prior years covered in this Report.

Telematics is an emerging industry that uses a combination of computer, wireless and satellite technology largely to provide communications between central source and fleets of vehicles. On February 4, 2002, the Company acquired Eagle Eye Scandinavia Distribution,LTD, an early stage UK company that distributed telematics products and services and changed its name to Tiger Telematics Ltd. ("Tiger Telematics"). The consideration paid in this transaction consisted entirely of shares of Company Common Stock, as was reported in the Company's Current Report on Form 8-K dated February 19, 2002). Tiger Telematics Ltd. was the exclusive distributor in Scandinavia and Yugoslavia of the Eagle Eye VCG2, a vehicle communications gateway that combined telecommunications and Global Positioning Systems (GPS) technologies to provide security and communications solutions for fleet vehicle management. This telematics product was manufactured by an unrelated UK based company Eagle Eye Telematics plc.

This Tiger Telematics, Ltd. business, which focused on customers in Scandinavian countries was sold on December 17, 2002, primarily to reduce debt and improve the company's working capital position. This transaction was reported on the Company's Report on Form 8K dated January 7, 2003.

In 2002, the Company began additional telematics operations in England and incorporated a new subsidiary, Tiger Telematics Europe, Ltd. Tiger Telematics developed alternate suppliers of telematics products and services, as a strategic move to work with a variety of partners that helped the company provide a variety of telematics products and services to its customers. The customer base is now focused on England and Western Europe. Despite the sale of Tiger Ltd. and the loss of it's Scandinavian focus, the UK operations continue with the Company's subsidiary Tiger Telematics, Europe, Ltd., which provides telematics products principally to countries in Western Europe. The Company also operates Tiger Telematics USA, Inc. that was created to acquire the assets of a US telematics developer of consumer automotive devices in June 2002. This was reported on Report on Form 8K dated June 8, and June 29, 2002 respectively. This subsidiary was ultimately unable to successfully launch the Port- IT products associated with this acquisition and the segment is now dormant. On May 22, 2001, the Company completed a "reverse shell merger" as a result of which it became a publicly traded company.

The Company main focus now is to supply high value telematics units to business users for fleet management, anti-theft and security applications. The company has used the combined technology of its various units and acquisitions to develop highly featured child-tracking devices for a market launch later this year.

Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering.

The products Tiger Telematics distributes are vehicle communications gateways, combining telecommunications and Global Positioning System (GPS) technologies to provide security and communications solutions for fleet management. In addition to basic tracking and reporting, these products provide value-added features. For example, a system can disable a vehicle outside of an authorized boundary; provide panic buttons and driver down alert, which can alert the base station and summon the proper emergency services if a driver or vehicle is in trouble; and GPS-based remote door locks that can be opened by the base station following verification of a vehicle's location. These features offer companies several benefits including improved safety for large fleets of commercial vehicles such as taxis, improved worker productivity and increased customer satisfaction.

Tiger Telematics primarily markets its fleet management products and services to companies with multiple movable assets and or vehicles. The Company believes that the products Tiger Telematics distributes will afford customers significant operating and insurance cost savings.

Tiger fleet management products offer a suite of fleet management services. The products consist of an integrated GSM/GPS device, which utilize a specialized firmware to provide fleet management control and an anti-theft facility.

The Company's business strategy is to grow its fleet vehicle business in Europe and to launch it's developing child tracking products in the middle of 2003 first in England, then Europe and then in the United States. The Company had a difficult year in 2002 in an extremely challenging industry conditions.
Due to the substantial expenses and negative cash flows from operations that we have incurred, the Company believes that it's auditors, in their report on our December 31, 2002 financial statements, will indicate that there is substantial doubt about our ability to continue as a going concern. The Company has earned limited revenues and has incurred net losses of $13,696,691 and $1,299,080 for the years ended 31, 2002 and 2001, respectively. Additionally the company reported an operating loss in the fourth quarter of 2002. Additionally, the Company had an accumulated deficit of $15,661,275 at December 31, 2002. Although the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, unless we are able to increase revenue and raise additional capital from current shareholders and investors, we will not be able to support our operations.

The Company filed its Annual Report on Form 10K for the year ended December 31, 2001 with an audit opinion from its then auditors. The Company has requested permission to include that opinion in it 2002 Annual Report on Form 10K but has not received permission. Similarly, the Company's new auditors have not yet finalized their opinion for the year ended December 31, 2002. The recent events cited in this report and the Company's critical cash shortage and difficult working capital position have created this delay. The Company decided to file this report without those audit opinions and admend subsequently with those opinions, in the interest of full disclosure and in order to provide the most up to date and current information to its shareholders and investors. The Company believes that based on the extent of audit work completed to date, that the financial statements contained herein will not be materially altered in the amended Annual Report on Form 10K. The Company anticipates having the amendment within the next few weeks to incorporate that opinion.

Industry Overview.

The Company believes the telematics industry is still in its early stage of development having its inception in the U.S. in the mid 1990's. With a total number of light commercial vehicles in the world exceeding 190 million, there exists a significant market opportunity for a full service telematics provider. A November report by the Telematics Research Group Inc., Minnesota research firm, said that there were 1.2 million "telematics enabled" automobiles in use worldwide in 2000. That is expected to grow to 8.5 million in 2003 and to 105 million in 20110. The company operations are based in England. There are over 41 million commercial vehicles in the UK and Europe with 3 million in England. Over 90% do not have any telematics device whatsoever. This offers a large potential market for the companies products.

Growth Strategy.

The company's strategy is to focus on England and Western Europe under a business model where it has wireless carrier agreements in place including O2 a unit of British Telecom. The company is focused on large fleet providers in England including the rental car market. The core strategy is to sign multi-year agreements with wireless carriers and major fleet operators under our fleet service partnership program that enables fleet operators to gain the benefits of telematics products with little or no upfront costs. Fleet operators pay a monthly fee-per vehicle in the range of $30 to $45 to their wireless carrier, who in turn shares a major portion of that revenue with Tiger. It is a recurring revenue model.

Products and Services

The Company offers two types of products one for vehicle fleet management and a new device targeted at tracking children.

Telematics

Telematics consists of wireless data communication, remote control and the tracking of assets and vehicles. By combining information technology and telecommunications, companies have been developing a wide range of applications designed to add value in a number of different industries. Some examples of such applications are listed below:

    o    Stolen Vehicle/Asset/Tracking
    o    Remote Immobilization
    o    Vehicle/Asset Diagnostics
    o    Road Assistance
    o    Route Planning and Navigation
    o    Real Time Traffic Alerts
    o    Fleet Management
    o    Road Tolling and Other Public Transport
    o    Concierge Services
    o    In-car Entertainment
    o    Remote Server Access

The lists of potential applications are growing, and while some functions may never enjoy mainstream deployment, they all share one requirement - the need for a reliable, cost effective and secure mobile data network. While a number of alternative solutions are available using combinations of GSM, GPS, cellular mobile voice networks, radio etc, it is the Directors' belief that the Tiger Telematics system offers the best long term platform for the delivery of many such services.


Child tracking devices (Gametrac)

Tiger Telematics are currently undertaking the development of a range of child tracking devices which provide enhanced functionality aimed at children and teenagers. The product will be available for distribution third quarter of 2003. Preliminary indications are that the target market could bring about orders of up to two million units within the first year of trading although no assurance can be given.

The devices lead by "Gametrac" incorporate state-of-the-art JAVA games and a SMS texting facility to enable an easy sell from parent to child/teenager. Apart from intrinsic entertainment value, an integrated GPS device enables the parent to locate the child with an accuracy of ten metres. Both secondary and tertiary revenue streams are accessible to Tiger via the downloading of new games and advertising through MMS.

Tiger's unique firmware and tracking software enables the parent to track the child via a conventional mobile telephone, the Internet, Digital television and/or by any mobile telephone. This is currently the only device of this type on the market today.


Gametrac will be sold with a variety of games aimed at different age groups ranging from younger children to teenagers. Games will vary in terms of suitability and complexity depending upon age.



Here are some basic features of the child tracking system

     o The child's location can be displayed by street name and postcode using a conventional telephone.
     o The child's location can be determined graphically using any MMS telephone.
     o The child can be tracked on the internet using streetmaps created for A-Z handbooks.
     o Using the SKY Digital TV interactive channel a parent can track the child again using friendly easy to use maps.
     o Geofences can be set. For instance we can set a virtual geofence around a school, building, play area or even a district, town or city. If at any time the child leaves or is forced outside the assigned zone, then our product will sent alerts (via SMS) to: Home computers, Personal Digital assistants (PDA's) or mobile telephones alerting the parent that the child has left the area.

Relattionship with Major Customers

The Company's customers are primarily fleet operators in Europe. With the sale of Tiger Ltd. to Nortulls any relationships with customers in Scandinavian countries was transferred to the acquirer in exchange for a royalty agreement to pay a percentage of revenue realized over the next 10 years.

In England most of the company's customers are in some stage of trying the product (a trial), prior to a purchase commitment. In England the company has completed successful trials with Easy Car, the London based rental car concern. The trials of the Company's units were successfully completed and would permit an unmanned rental car operation. EasyCar has publicly announced in a Financial Times article dated March 3, 2003, the planned deployment of up to 24,000 units of unmanned rental cars to be deployed in the next 2 years. The Company's products can provide this feature. The Company has no assurances that it will be able to obtain an order and commitment from Easycar.

The Company has commenced a sole trialist 90-day trial in England with Hertz, the worldwide rental car company. Hertz orders approximately 25,000 cars per year for use in England. This could offer the Company a large potential contract assuming the successful trial and the accompanying orders, although no assurance can be given that an order will be placed. In a first of its type for the Company, it signed an OEM contract with motorcycle manufacturer, Branson to provide tracking units for all of his motorcycles shipped worldwide. Although Branson has publicly stated that its plan is to ship up to 15,000 units in the next year, the contract does not set any minimum purchase requirements and there can be no assurances that Branson will order this number of units.

As to the child tracking devices the company has no current customers but has entered into an agency agreement with a UK firm to market the product into UK based retailers. It has also negotiated the general terms of a representative agency agreement for marketing the child-tracking product in the U.S.
The Company has also received several expressions of interest in retailing the product from several major retailers in England.

Suppliers

The Company develops its products internally but the manufacture is completed by outside parties. The companies TT 7000 model has been produced by Maxon Sewon the Korean telephone equipment manufacturer in its European subsidiary. The company has developed a next generation fleet product and has discussions with Voxon in Australia and others regarding producing this product. Voxon and Celestica have discussed production of other products including child-tracking devices with the Company. Key supply arrangements include Pinpointers that handles mapping software and functions for the company's devices. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, the Company generally maintains only one supplier for each core product purchased. Therefore interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

Sales & Marketing

The Company's sales and marketing approach leverages management's extensive experience in both of its major market segments of commercial and retail buyers and the use of other distributors. The Company uses a combination of the following to drive sales:

     o    an internal employee direct sales team
     o    Its web site
     o Distributors of similar automotive products who are trained to sell these products by the company.

The Company uses a combination of the following to drive commercial sales in the Child tracking segment:

     o    Direct sales via internal commissioned sales force
     o Large rep agencies that specialize in mass retail sales and customer base


Competition

Fleet telmatics products

While there are several aftermarket (equipment installed after vehicle has left factory) telematics providers in varying stages of development within the European and American market, there is no single market leading provider of telematics systems targeted at the commercial vehicle or consumer sector either in the United States or Europe. Moreover, of the current telematic product offerings targeted at the automotive fleet sector, none offer the same flexibility and array of features and services available through the Tiger Telematics system. Most of the major automotive manufacturers provide vehicle telematic services. However, these service offerings are generally focused on individual vehicles owned by retail consumers rather than the large and relatively unaddressed automotive fleet market.

USA Market leaders in the Fleet Management segment include @Road Communications, Freightliner LLC and Qualcomm, the market leader with over 400,000 units shipped.

General Motors is currently the global industry leader with its OnStar system which is used not only with General Motors vehicles but is also licensed to other automotive manufacturers including Acura, Audi, Lexus and Subaru. As of September 2001, OnStar reached 1.3 million end users. ATX Technologies is the industry pioneer and second only to General Motors in sales with 300,000 telematics customers. Delivering the first telematics service for Ford in 1996, ATX Technologies currently provides telematics services for luxury auto manufacturers such as Mercedes and BMW.

Companies focusing on the automotive fleet market tend to be smaller and in the embryonic stage of development. Minorplanet, a UK publicly listed company, is the most established name in the European automotive telematics market focusing primarily on the light truck sector with approximately 120,000 units installed. However, the functionality, array of features and insurance rating offered by the Tiger Telematics solution makes it one of the most comprehensive product offerings available in the European automotive telematics market today.

Minorplanet Systems Plc - Minorplanet is the current automatic vehicle location market leader in fleet management solutions for the light commercial vehicle sector. Based on GPS Technology, the company's Vehicle Management Information system records drivers' hours, miles covered and fuel consumption.

Minorplanet reportedly has an installed base of approximately 100,000 units and is currently in the process of expanding its operations overseas into France, Germany, Australia, Holland and Spain. It is also attempting to enter the US markets through its recent acquisition of a 62% interest in US telematics company @ Track. Minorplanet recently acquired Novcom, which develops fleet routing and scheduling software, from ITIS Holdings. Novcom was a joint venture funded by both Minorplanet and ITIS Holdings. Minorplanet has an alliance with GE Capital Fleet Services which owns 25% of the company.

Trafficmaster Plc - Trafficmaster has a traffic detection network, which covers more than 8,000 miles of roadway in England, Scotland and Wales using wireless technology to gather data from roadside sensors and deliver traffic conditions over car audio systems, cell phones and handheld devices.

Trafficmaster is setting up similar networks in Germany, France and other European countries and the company is using acquisitions to enter the US market. Along with its networks, the company offers vehicle tracking, fleet management and navigation products and services. Automakers such as Mitsubishi and Jaguar incorporate promoting its Fleetstar monitoring system for fleet cars, which has led the company to report negative financial results that failed to meet street estimates for the first half of 2001.

Tracker Network (UK) Limited - Commenced trading in September 1993. The company was licensed by the USA based Lo Jack Corporation to market a patented stolen vehicle recovery system. Launched as "Tracker" in the UK, the original device (now named Tracker Retrieve), was aimed at the vehicle security market.

Tracker has pioneered electronic vehicle tracking in the UK and remains the leader in stolen vehicle tracking and retrieval systems with more than 356,000 vehicles now equipped with a Tracker system. Worldwide sales of this vehicle security device now exceed 1 million units.

Tracker claim to have recovered, 7,600 stolen vehicles with an insurance value in excess of (pound)123 million.

Child tracking:

Competition in the childtracking business is basically non-existent with only a few companies even offering any product of this type currently. The Company's product will be less costly then the few competitors available and offer an ease of use factor not available from other units or proposed units.

The Company competes due to its business model that involves signing multi-year agreements with wireless carriers and major fleet operators. Under the terms of these agreements, fleet operators will have little up front costs, but rather pay a monthly fee per vehicle to their wireless carrier who in turn would share a major portion of the revenue with the company. The initial subsidy from the wireless carrier allows the company to cover the cost of the unit from the manufacturer. The Company also competes favorably on quality as the TT 7000 has been awarded a prestigious Q class Thatchum rating for its GSM based digital system for tracking, managing, and protecting vehicles and their cargo.

Based in London, Thatcham, Ltd. was established by the British insurance industry in 1969 and is generally recognized by both insurance companies and by regulatory bodies around the world as the leading authority on testing vehicle security devices.

Environmental Matters

The Company believes that the cost of compliance with environmental laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under environmental laws.

Intellectual Property

The Company markets its products under the name Tiger Telematics. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill and has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. The Company intends to trademark its name and logo.

Employees

As of May 15, 2003, the Company had 15 employees and contract agents, including 11 administrative , 3 sales and marketing , 1 person responsible for warehouse and shipping activities. In many instances, the Company utilizes agencies who actually employee the persons or retains some as consultants on an as needed basis.

The Company has not experienced any work stoppages and the Company's employees are not represented by a union. The Company considers its relations with the employees to be good.


Item 2.  Properties

The Company  currently  leases one facility  North Florida and one in the United
Kingdom. The following table sets forth certain information concerning The facilities of the Company.



                                               SQUARE       AVERAGE ANNUALIZED         LEASE         RENEWAL
      LOCATION                  USE             FEET               COST             EXPIRATION       OPTION
---------------------   -----------------      ------       ------------------      ----------       ------
Jacksonville, Florida   1Executive office        100              $7,512            August 2003

Fleet, Hampshire, UK     Executive office        500             $57,600           Month to month


1The Company has access to shared space conference rooms on a pay as used monthly basis.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TIGR". The OTC Bulletin Board is a quotation system for equity securities not listed on the national stock exchanges or the Nasdaq Stock Market, whose quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of December 31, 2002, the Company had issued and outstanding 80,686,426 shares of Common Stock. These shares were held by approximately 1,160 shareholders of record. The Company's Common Stock began trading on the OTC Bulletin Board on May 22, 2001 as the result of a reverse merger with a public shell company.


Following are the high and low closing stock prices in 2001, 2002 and year to date 2003 as of May 6:



                               Fiscal Year Ended December 31,
                   ---------------------------------------------------
                       2003              2002                2001
                       ----              ----                ----
                   High    Low       High    Low        High      Low
                   ----    ---       ----    ---        ----      ---
First Quarter      $.09    $.03     $1.44    $.51      $    -    $  -
Second Quarter     $.04    $.02      $.54    $.24      $10.00    $4.00
Third Quarter                        $.28    $.05      $7.50     $.90
Fourth Quarter                       $.14    $.05      $1.87     $.23


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

Item 6.  Selected Financial Data

The selected  consolidated  financial data as of and for the year ended December
31, 2002, 2001 and for the period July 3, 2000, date of inception, through December 31 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.


     Year ended  December 31, 2002,  2001 and period from July 3, 2000,  Date of
Inception, through December 31, 2002
-------------------------------------------------------------------------------
                                                  2002            2001            2000
                                              ------------    ------------    ------------
OPERATING DATA:
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Net Sales                                     $        284    $          0    $          0
Cost of goods sold                                     353               0               0
                                              ------------    ------------    ------------
Gross profit                                           (69)              0               0
General and administrative                           6,168             283               0
Selling and marketing                                  597               0               0
                                              ------------    ------------    ------------
Operating income                                    (6,834)           (283)              0
Other Income                                        (6,634)              0               3

Interest expense, net                                  (38)           (146)            (29)
                                              ------------    ------------    ------------

Net loss from continuing operations                (13,344)   $       (428)   $        (26)
Net loss from discontinued operations                 (353)           (871)           (639)
Net Loss                                           (13,697)         (1,299)           (665)
                                              ============    ============    ============
Basic and diluted net loss per common share   $      .1946    $     (0.024)   $     (0.012)
                                              ============    ============    ============
Weighted average shares of outstanding          70,378,346      54,327,486      54,236,664
                                              ============    ============    ============


                                        December 31,
                                2002        2001        2000
                              --------    --------    --------
BALANCE SHEET DATA:
 (IN THOUSANDS)

Working capital               $ (4,314)   $ (1,818)   $   (899)
Total assets                       394       1,299         830
Total liabilities                6,456       2,693       1,495
Stockholders' deficit           15,661      (1,395)       (665)


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

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company" previously named Floor Decor, Inc.) is the parent company of three subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The company announced the discontinuation of the flooring segment on June 6, 2002 and sold the assets on August 9, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which develops and provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002 the company set up its third subsidiary Tiger Telematics USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Sarasota, Florida based entity that was developing telematic products and services to the business to consumer segment in the United States. That business has suspended operations until the Company does further evaluation.

On December 17, 2002 the company sold Tiger Telematics. Ltd. to a Swedish firm in exchange for a royalty agreement. The company Tiger Telematics, Europe, Ltd. is now focused on Western Europe customers, marketing principally in England and in developing its new generation of products, developing and launching its child tracking devices.


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

Tiger Telematics Ltd. is an early stage company engaged in the development and distribution of telematics products. Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering. This business was an exclusive distributor of a telematics product of one manufacturer in Scandinavia. In December 2002, the shares of this business were sold to a Swedish company.

The Company also started another subsidiary in London, England, Tiger Telematics Europe, Ltd. which focuses on developing new telematics products, on developing child-tracking devices and on marketing in England and Western Europe primarily to large fleet suppliers such as rental car companies.

On June 25, the company created a wholly owned subsidiary Tiger Telematics, USA, Inc. that acquired the assets and certain liabilities of Comworxx Inc. as disclosed in the note G to financial statements. That subsidiary is currently in a dormant state after deciding that it cannot launch the products.

A non cash provision of $1,091,878 was made in December 2002 for the bankruptcy and liquidation of MINIME Inc., the buyer of the assets and Floor Decor LLC for potential contingent liabilities that might arise from that transaction. In first quarter of 2003, the Ltd. corporation was placed in receivership by a certain creditor of the firm. The Company is monitoring this process to determine if any potential liabilities could arise.
Results of Operations

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

Twelve months-ended December 31, 2001 compared to the twelve months ended December 31, 2002

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


Net Sales: As a result of the classification to discontinued operations sales for 2001 and 2002 are zero.

Gross Profits: Similarly, gross profit was zero for 2000 and 2001.

Selling Expenses: Selling expenses for 2002 and 2001 are similarly zero.

General and Administrative Expenses: General and administrative expenses for 2001 were $280,000 as compared to zero due to the reclass to discontinued operations and the start-up of the business in late 2000.The reason for the general and administrative expenses being a high are the costs associated with being a public company, primarily fees for accounting, legal, and professional services.

The Company incurred costs during the 4th quarter related to evaluation of several strategic opportunities. The sale of Eagle Eye in first quarter 2002 was a result of this evaluation. Other Expenses: Other expenses for 2001 were $146,000 as compared to $29, for 2002. The increase in other expenses consisted primarily of interest expense on loans to stockholders.

Net Loss from continuing operations: The Company reported a net loss of $428,000 from continuing operations in 2001 compared to a net loss of $26,000 in 2000. Setting up the company's infrastructure and costs associated with being a public company account for the difference.

Net Loss from discontinued operations: Discontinued operations recorded a net loss of $871,000 in 2001 as compared to a loss of $639,000 in 2000. The operation of flooring segment was discontinued in June 2002.

Net Loss: Although the Company reported an operating loss for 2001 of $1,299,000, a substantial portion of the loss consists of expenses incurred in preparation for anticipated growth of the Company. These expenses relate to establishing a public company, pursuing strategic growth opportunities, such as the acquisition of Tiger Telematics completed in February 2002. Similarly the Company's management staff has been sized and has expertise and infrastructure to grow.

Twelve months-ended December 31, 2002 compared to the Twelve months ended December 31, 2001

Below is a summary of the results of the company for the twelve months ended December 31, 2002.

Net Sales: The Company's net sales were $283,730 in of 2002. $102,047 of this was shipped in fourth quarter. There are no comparables for the prior year since the telematics unit was not acquired until February 2, of 2002. This includes shipments of its telematics products that are not a part of the company's strategic business model. The Company defers income from connection fees from telecom suppliers until the cancellation period expires on such contracts. This represents deferred income that will be recorded prorated in future quarters. The company's business model is based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers unlike most of its competitors who derived most of their income from the sale of hardware. The company did experience some returns of product in the 2nd quarter that were subsequently shipped to other customers in July 2002. Many of these customers were in Scandinavian countries and will not continue in 2003 as the Tiger Telematics, Ltd. business, focused mostly in Scandinavian countries was sold in December 2003. The Company believes that the pricing of its product offering, in its business model, is less expensive than other competitive offerings.

Gross Profits: Gross profits were $(69,150) for the twelve months of 2002. The telematics products reported a lower than anticipated gross profits as part of the initial strategy used to introduce its new product in the marketplace earlier in 2002. A critical mass of shipments is a key to improving the gross profit margin. This is evident by results for fourth quarter where the gross profit was 44,629 or about 40%. It is anticipated that a higher level of shipments will be reached by the first half of 2003 to further improve the margin. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. Although basic telematics devices are can be built, the accompanying software is much more challenging. The company has a substantial expertise in this development, which will improve gross profit in future quarters. The company expended funds in hiring and retaining several new executives and supporting staff with expertise in technology, telematics, wireless and developing products in the telematics space. The company has expended funds in the development of an improved fleet product scheduled to ship first units now in 2003, as opposed to 2002 as originally expected due to a shortfall in funding during the current quarter. The company has a substantial expertise in software development, which will improve gross profit in future quarters. The company has expended funds in the 2002 in the development of an improved fleet product with enhanced features scheduled to ship units in 2003. The delay in finishing the product was caused primarily by serious funding shortfalls during the current quarter. The Company has made an initial investment in a new generation of child tracker products. Funding shortfalls have delayed their competition also. These are scheduled to launch in third quarter of 2003.

Selling Expenses: Selling and marketing expenses for the 2002 were $597,188. Most of this cost relates to the establishment of potential customers. The sale of Telematics products is a difficult and often lengthy process. The Company has concentrated its marketing effort recently in the UK to large fleet holders based throughout Europe. The company enjoys a healthy interest in its products but still lacks funding for working capital and has experienced some problems at the manufacturer of the base units on delivery. The company's Scandinavian order book was a part of the sale of the Tiger Ltd. business in December 2002. The company has expended funds in arranging strategic partnerships with wireless telecom providers in order to implement its recurring revenue business model. However, as the operations of the Company' telematic products are shipping, advertising expense and overall selling expenses as a percentage of sales is anticipated to decrease.

General and Administrative Expenses: General and administrative expenses for the twelve months ended December 31, 2002 were $6,167,130. $2,181,747 of this related to writedowns of intangible assets related to Tiger Ltd. and its sale in December 2002. A significant reason for this increase is the costs associated with being a public company, primarily fees for accounting, legal, professional and consulting services. These fees were approximately $1,063,820 in the twelve months of 2002 including $180,000 of expenses was incurred in the costs of an aborted financing effort with Jefferies and Co, Inc. that was not successful. The Company also incurred costs during 2002 related to the evaluation of several strategic opportunities. The purchase of Tiger Telematics, Ltd. and the Comworxx, Inc,'s assets are two of the result of this evaluation.

In addition, the development of Tiger Telematics Ltd.(now sold) and Tiger Telematics Europe Ltd. also contributed to the increase in the general and administrative expenses of the Company. Expenditures were made configure the TT7000 product to obtain to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of Tiger's telematics devices. Some costs related to the development of the infrastructure for the telematics business including product development, engineering, training of installers, and other administrative efforts to facilitate anticipated sales. In addition, several companies are now conducting trials of the product in Europe that costs the company currently but may result in the shipment of devices for entire fleets of the customers currently in the trial stage. Expenditures have been made in developing several new products including Child Tracker devices. Tiger Telematics, Inc. anticipates a decrease in its general and administrative expenses in future periods with the sale Tiger Ltd. In order to reduce expenditures the Company has downsized and relocated its corporate office in the U.S. and in England to smaller less expensive facilities. The Company also incurred costs during the 3nd quarter of 2002 related to the evaluation and the attempted but failed integration of the purchase of Comworxx, Inc,'s assets. As discussed in note H to the Consolidated Financial Statements, the Company made a provision for $669,628 to write-down the remaining assets of Tiger USA from the purchase of the assets of Comworrx.

Other Expenses: Other expenses for the twelve months of 2002 were $6,552,802 as compared to $145,600 in 2001. $4,714,818 of the amount relates to the non-cash write-down of the impaired goodwill from acquisitions, principally the assets of Comworrx. The company took a write-down in third quarter of the intangible order book asset of $1,000,000 to reflect the potential loss of orders from the delay in shipping product since the original acquisition of the product and the impact of the new recurring revenue model on the accounting for intangible assets. A subsequent write-down in forth quarter of $2,103,830 relates to the loss on sale of Tiger Ltd. where the intangible assets carried on the Company's balance sheet of the order book and Scandinavian distribution agreement were written off with the sale of the unit. Other expenses consisted of interest expense on loans of $37,712 and currency translation positive adjustments of $80,721. The currency translation adjustment accounted for virtually all of the change in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Ltd. in February 2002 and the impact of the sale of Tiger Ltd. in December 2003. Interest in 2002 of $37,712 is $107,888 or 74% less than in 2001. The reflects the lower interest charged on shareholder debt as it was mostly converted into equity in 2002. $77,000 in interest bearing notes remains on the balance sheet as of December 31, 2003.

Net Loss from continuing operations: The Company reported an operating loss of $13,342,261. $4,414,818 of the loss is the non-cash write down of the impaired goodwill, principally from of the assets of Comworxx acquisition. $669,000 is the provision for the non-cash write-down of the remaining assets from the assets of Comworrxx acquisition. A $1,000,000 loss was taken in third quarter to write-down the order book related to Tiger Ltd. to realized value in light of the shipping problems created by the lack of working capital. Additionally, $2,103830 relates to the write-down of intangible assets of remaining value of order book and distribution agreement with the sale of Tiger ltd. $1,091,878 reflected a provision for potential liabilities related to the April 2003 bankruptcy and subsequent liquidation of the buyer of Floor Decor LCC and its assets. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future. Management believes the costs will be lower as a percentage of sales in 2003 since sales growth is expected to exceed increases in operating expenses.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $353,430. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date. Included in the number is the actual impact of the sale including a gain on sale.

Net Loss: The Company incurred a total loss of $13,696,691 for the twelve months of 2002. $4,714,818 was the non-cash loss from the write down of impaired goodwill, principally related to the acquisition of the assets of Comworxx and a related $407,000 write-down of the remaining assets from the Comworrx purchase. $2,103,830 was the write down of the order book and distribution agreement as a part of the loss on the sale of Tiger Ltd. in December. $1,091,878 reflected a non-cash provision for the potential contingent liabilities related to the bankruptcy and subsequent liquidation of the buyer of Floor Decor LLC and its assets, which occurred in April 2003. The Company anticipates that future net losses per quarter will be lower as shipments get made in future quarters for revenue to offset the costs associated with the operation.

LIQUIDITY AND CAPITAL RESOURCES

In 2000 the Company funded its operating losses and start-up costs principally with loans from shareholders or other parties. Without such funding the company would not have been able to sustain its operations.

In the twelve months ended December 31, 2001, the Company's working capital decreased by $919,000. This decrease all in discontinued operations was the result of increases in current assets, consisting of increases in accounts receivable of $36,000, inventory of $183,000, and prepaid expenses and other current assets of $13,000, offset by increases in current liabilities, consisting of increases in accounts payable of $544,000, accrued expenses and other current liabilities of $112,000, and customer deposits/deferred revenue of $70,000. Also, in the twelve months ended December 31, 2001 the amounts due stockholders decreased by $348,000 and the Company received $629,000 in notes from other stockholders. The Company also raised $574,200 from the first portion of a private placement of common stock and warrants.

The Company in 2001 had no bank loans to draw upon. Instead, the Company has obtained loans from stockholders and from private placements of shares as described in this report and via private placements of shares.

The Company incurred net losses in 2000, in 2001 and in 2002 of $665,000, $1,299,000 and 13,696,691 respectively. These operating losses caused cash flow from operations to be ($956,000) and ($713,000) and in the period from July 3, 2000 (inception date) through December 31, 2000 and for the twelve months ended December 31, 2001, respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed. - Refer to note J in the accompanying financial statements.

In the 4th quarter of 2001 the Company also borrowed approximately $130,000 from Banyan Capital Partners Ltd. In December 2001, the Company initiated a private placement and raised $574,200 of equity. An additional $1.8 million of equity (including the conversions of $923,000 of certain debt owed to stockholders) was raised during January through March 2002. The Company was assisted in this process by Banyan Capital Partners Ltd. This $2.4 million equity funding was used to provide liquidity to Tiger Telematics, extend the closing date of the Hamway Flooring transaction(now expired), and to fund operating losses and negative cash flows including the expenses of operating a public reporting company.

In the twelve months ended December 321, 2002, the Company's working capital deteriorated further This was the result of decreases in current assets, consisting of increases in accounts receivable of $116,648, inventory of $195,576, and an increase in prepaid expenses and other current assets of $83,545, and a decrease in assets of discontinued operations, offset by increases in current liabilities, consisting of increases in accounts payable of $1,449,326, accrued expenses of $1,961,085, an increase in notes payable of $86,262 and a decrease in amountd due stockholders of $@231,000. Liabilites of discontinued operations also increased by $426,000. The increase in payable relates in part to Tiger USA, and reflects liabilities assumed in the purchase agreement. These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc. As discussed in Note H and note M. has hired a legal counsel to analyze and advice as to potential liabilities arising from the purchase of the assets of Comworxx and associated causes of actions against the seller and its shareholders. The increase in accrued expenses represents a provision made for contingent liabilities related to the bankruptcy of the buyer of the assets of the flooring segment. Also, in the twelve months ended December 31, 2002 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity offset by continued loans from stockholders. The Company also raised $877,000 net of advisory fees, from the final portion of a private placement of common stock and warrants during first quarter 2002. A good portion of the changes related to the addition of assets of Comworxx acquisition in June 2002 and the Tiger Ltd acquisition during first quarter 2002.

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

The Company incurred net losses in 2001 and in 2002 of $1,299,000 and $13,696,691 respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement transactions.

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

The Company is evaluating the business of its acquired assets of Comworxx (acquired on June 25, by the wholly owned subsidiary Tiger USA). Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full. The Company retained legal counsel to review its options under the purchase agreement that acquired these assets. The Company is in discussions with the shareholders of the seller for modification of the terms of the purchase agreement due in part to potential misrepresentation in the purchase agreement that Comworxx was a viable business. Unless new arrangements can be negotiated the company has several available options including but not limited to litigation. Given the high relative cost of the product relative to the projected sales price available for such products in the U.S. consumer marketplace, the Company has decided not to launch of the product. The Company closed the operations of Tiger USA and may sell the assets or attempt to rescind the original purchase agreement.

The Company's $3 million in secured financing did not materialize. In fourth quarter the company executed a subscription agreement with a company to sell 7,500,000 shares Common Stock of the Company for $0.20 a share to generate $1,500,000. The investor did not close the transaction reportedly due to the Company's declining stock price. The Company's effort to raise additional equity financing for working capital through an arrangement with Jefferies and Company was aborted and was not successful, the Company will continue to seek to raise additional money and equity through various alternate strategies. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will not be able its liquidity of capital needs for the next twelve months without further equity financing but no assurances can be given that this will occur. The Company has discontinued and sold its flooring operations, sold its Tiger Ltd. business to in part reduce debt, conserve working capital and to reduce costs going forward to run the remaining business. Despite incurring a non-cash loss on the sale, the Company sold Tiger Ltd. in order to reduce its debt and to focus on the limited resources available on a more narrowly focused market in England. The Company believes that the sale was necessary to ensure the continued survival of the remaining operations. The Company has shrunk its operations and may need to further shrink its operations to sustain its remaining operations. As the Company continues to experience negative operating results in 2003, the Company's liquidity will remain strained.

There can be no assurance that additional capital beyond the amounts forecasted by the Company will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

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

Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance it's anticipated capital expenditures, which could prove to be different than expected, the Company's reliance on outside sources of equity capital to continue to fund its operations, the Company's reliance upon suppliers for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

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

    (b)   Reports on form 8-K
          Report on Form 8-K dated 1--30-03, item 4.

    (c)   List of Exhibits:

Exhibit
No.       Description
-------   -----------

2.1 Agreement and Articles of Merger, Plan of Merger, Share sale and Merger Agreement Floor Decor Inc and Media Communications Group Corporation*
2.2 Stock Purchase Agreement among Floor Decor, Inc.,Eagle Eye Scandinavian Distribution Ltd. and the stockholders of Eagle Eye dated December 2001 as amended by an Amendment to Stock Purchase Agreement attached hereto******
2.3 The Asset Purchase Agreement among Tiger Telematics, Inc., Comworxx, Inc. and the stockholders of Comworxx dated June 13, 2002.********
2.4 Asset Purchase Agreement dated August 9, 2002 between the Company and MINIME Inc. and related Assignment and Assumption, Security Agreement and 2 Lease Assignment and Assumption Agreements.
2.5 Stock Purchase Agreement dated December 20, 2002 between Norrtulls Mobileextra Akliebolag and Tiger Telematics, Inc. and Tiger Telematics, Ltd. and related Royalty Agreement.**********
3.1.1     Certificate of Incorporation of the Company****

3.1.2     Bylaws of the Company****
3.2.3 The Certificate of Amendment amending the Certificate of Incorporation of the Company. Name change to Tiger Telematics, Inc.*******
4.1       Form of specimen certificate for Common Stock of the Company*****
4.1       Form of Subscription Agreement******
4.2       Form of Registration Rights Agreement******
4.3       Form of Warrant Agreement******
4.4       Risk Factors******
5.1       Stock Option Plan***
10.1 Building Lease Agreement for the Company's "big box superstore" located at 6001 Powerline Road, Ft. Lauderdale, FL. **
10.2      Building Lease  Agreement for 700 S. Military  trail,  Lake Worth,  FL
          33163 **
21        Subsidiaries of the Company +
21.1      Eagle Eye exclusive distributor Agreement - Scandinavia and
          Yugoslavia.*****
21.2      Automotive Software Agreement - Tiger Telematics Subsidiary *****
99.1      Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002 +
--------------------------------------------------------------------------------

+           Filed herewith

* Incorporated by reference to Exhibit of the same number filed with the Company's Form 8K dated June 25, 2000.

** Incorporated by reference to Form 10Q second quarter June 30, 2001 filed on August 14, 2001.

***         Incorporated by reference to Proxy Statement - July 11, 2001.

****        Incorporated  by  reference  to Form 10SB12 B/A filed on October 19,
            2000.

***** Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

******      Incorporated by reference to Form 8K dated February 19,2002.

*******     Incorporated by reference to Form 8K dated June 6, 2002.

********    Incorporated by reference to Form 8K dated June 27,2002.

*********   Incorporated by reference to Form 8K dated August 9, 2002.

**********  Incorporated by reference to Form 8K dated January 20, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 23, 2003.

Tiger Telematics, Inc.

By:  /S/ Michael W. Carrender
------------------------------------
Michael W. Carrender
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Carrender his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MICHAEL W. CARRENDER       Chief Executive Officer  May 23, 2003
-------------------------      and Director (Principal Executive
Michael W. Carrender           Officer)

/S/ MICHAEL CARRENDER          Chief     May 23, 2003
-------------------------      Financial Officer (Principal
Michael Carrender              Financial and Accounting Officer)

                                    CONTENTS

                                                                  Page
                                                                  ----





Financial Statements
      Consolidated Balance Sheets                                  F-2
      Consolidated Statements of Operations                        F-3
      Consolidated Statements of Stockholders' Deficit             F-4
      Consolidated Statements of Cash Flow                         F-5

      Notes to Consolidated Financial Statements            F-8 - F-17


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                 2002            2001
                                                             ------------    ------------
Assets
Current Assets
        Cash                                                 $     (1,672)   $       --
        Accounts receivable, less allowance for doubtful
            accounts - 2002 $0 ; 2001 $0                          116,648            --
        Advances to officers and employees                           --              --
        Inventories                                               195,576            --
        Prepaid expenses                                           83,545            --
                                                             ------------    ------------
        Assets of discontinued
        operations                                                517,210       1,298,774
                                                                             ------------
                                 Total current assets             911,308       1,298,774

Property and Equipment, net                                       237,196            --

Deposits and Other Assets                                            --              --
                                                             ------------    ------------
                                                             $  1,148,504    $  1,298,774
                                                             ============    ============

Liabilities and Stockholders' Deficit
Current Liabilities
        Accounts payable                                     $  1,449,326    $       --
        Amounts due stockholders                                1,210,785       1,541,053
        Notes payable                                              86,262            --
        Accrued expenses                                        1,961,085            --
        Customer deposits                                            --              --
                                                             ------------    ------------
        Liabilities of discontinued
        operations                                              1,572,855       1,152,350
                                                                             ------------
                                 Total current liabilities      6,280,313       2,693,403
                                                             ------------    ------------

Long term debt                                                    175,736            --

Stockholders' Deficit
        Common stock, at par value                                 73,813          55,887
        Authorized 100,000,000 shares, issued 2002
        80,186,426, 2001,  55,886,664 shares
        Additional paid in capital                             10,279,953         514,104
        Subscription receivable                                       (36)            (36)
        Accumulated deficit                                   (15,661,275)     (1,964,584)
                                                             ------------    ------------
                                                               (5,307,545)     (1,394,629)
                                                             ------------    ------------
                                                             $  1,148,504    $  1,298,774
                                                             ============    ============

See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Years Ended December 31, 2002, 2001 and Period July 3, 2000,
                  Date of Inception, Through December 31, 2000



                                                                  2002            2001            2000
                                                              ------------    ------------    ------------

Net sales                                                     $    283,730    $       --      $       --
Cost of goods sold                                                 352,880            --              --
                                                              ------------    ------------    ------------
                   Gross Profit                                    (69,150)           --              --
                                                              ------------    ------------    ------------
Operating expenses
         Selling expense                                           597,188            --              --
         General and administrative expense                      6,167,130         282,745            --
                                                              ------------    ------------    ------------
                   Total Operating Expenses                      6,764,318         282,745            --
                                                              ------------    ------------    ------------

                   Operating Loss                               (6,833,468)       (282,745)           --
                                                              ------------    ------------    ------------

Other income (expense)
         Impairment of goodwill                                 (6,552,802)           --              --
         Other income                                               80,721            --             2,568
         Interest expense                                          (37,712)       (145,607)        (28,825)
                                                              ------------    ------------    ------------
                                                                (6,509,793)       (145,607)        (26,257)
                                                              ------------    ------------    ------------
         Loss from continuing operations                       (13,343,261)   $   (428,352)   $    (26,257)
         Loss from discontinued discontinued                      (353,430)       (870,728)       (639,247)
                   Net Loss                                   $(13,696,691)     (1,299,080)       (665,504)
                                                              ============    ============    ============

                   Basic and diluted net loss per
                     common share                             $    (0.1946)   $     (0.024)   $     (0.012)
                                                              ============    ============    ============
                   Basic and diluted net loss from
                     continuing operations per common share   $    (0.1896)   $    (0.0079)   $    (0.0005)

                   Weighted average shares outstanding
                     (basic and diluted)                        70,378,346      54,327,486      54,236,664
                                                              ============    ============    ============


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          Years Ended December 31, 2002, 2001 and Period July 3, 2000,
                  Date of Inception, Through December 31, 2000




                                                  Common Stock            Additional
                                                  ------------             Paid in      Subscriptions   Accumulated        Total
                                              Shares         Amount        Capital       Receivable        Deficit        Deficit
                                           ------------   ------------   ------------   ------------    ------------   ------------

Balance July 3, 2000 date of inception             --     $       --     $       --     $       --      $       --     $       --
Issuance of Common Stock                            378            100           --             --              --              100

Net Loss                                           --             --             --             --          (665,504)      (665,504)
                                           ------------   ------------   ------------   ------------    ------------   ------------


Balance (deficit) at December 31, 2000              378            100           --             --          (665,504)      (665,404)
Issuance of common stock, January 1, 2001           622            622           --              (36)           --              586
Recapitalization of common stock upon
   reverse acquisition on May 22, 2001       54,235,664         53,515        (58,446)          --              --           (4,931)
Issuance of Common Stock and Warrants         1,650,000          1,650        572,550           --              --          574,200

Net Loss                                           --             --             --             --        (1,299,080)    (1,299,080)
                                           ------------   ------------   ------------   ------------    ------------   ------------

Balance (deficit) at December 31, 2001       55,886,664   $     55,887   $    514,104   $        (36)   $ (1,964,584)  $ (1,394,629)
                                           ============   ============   ============   ============    ============   ============


Issuance of common stock and warrants         2,512,450          2,512        874,161           --              --          876,673
Conversion of notes payable and amounts
   Due stockholders into common stock
     and  Warrants                            2,306,809          2,307        920,416           --              --          922,723
Common Stock issued in acquisition of
   Tiger Telematics, Ltd.                     7,000,000          7,000      2,793,000           --              --        2,800,000
Common Stock issued in satisfaction of
   Obligations                                  300,000            300        119,700           --              --          120,000
Common Stock issued in acquisition of
   assets of Comworxx Inc. by Tiger USA
     (7,917,494 contingent shares unissued
     at December 31 2002)                     4,263,266          4,263      3,040,927           --              --        3,045,190
   2,400 shares issuable for consulting
     agreement, shares unissued at
     September 30, 2002                            --             --          810,000           --              --          810,000

Shares issued for services, debt
   conversions and settlements                7,917,237          1,544      1,217,963           --              --        1,219,507

Net Loss                                           --             --             --             --       (13,696,691)   (15,696,691)



Balance (deficit) at December 31, 2002       80,186,426   $     73,813   $ 10,279,953   $        (36)   $(15,661,275)  $ (5,307,545)
                                           ============   ============   ============   ============    ============   ============



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years Ended December 31, 2002, 2001 and Period July 3, 2000,
                   Date of Inception Through December 31, 2000

                                                                      2002           2001           2000
                                                                  -----------    -----------    -----------
 Cash Flows From Operating Activities
        Net loss                                                  (13,696,691)   $(1,299,080)      (665,504)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amaortization                               63,924         35,071         16,816
          Currency translation adjustments                            (80,721)          --             --
          Changes in assets and liabilities:
          Assets of discontinued operations                           387,467       (231,790)      (597,324)
          Write down of deposit                                       100,000           --             --
          Impairment of goodwill on asset acquisisition             6,149,020           --             --
          Obligations paid with common stock                        1,084,170           --             --
          Gain on sales of property and equipment                        --             --             (870)
          Interest on notes payable and stockholder loans
             capitalized to principal balances                         33,189         56,001           --
          (Increases) decrease in:
          Accounts Receivable                                        (116,648)          --             --
          Inventories                                                (195,576)          --             --
          Prepaid Expenses
                                                                      (83,545)          --             --
          Increase (decrease) in:
             Accounts payable                                       1,449,326           --             --
             Accrued expenses                                       1,961,085           --             --
             Liabilities of discontinued operations                   420,505        726,409        290,891
                                                                  -----------    -----------    -----------
                      Net cash used in operating activities        (2,524,495)      (713,389)      (955,991)
                                                                  -----------    -----------    -----------
 Cash Flows From Investing Activities
        Proceeds from sale of property and equipment                     --           10,653         32,924
        Purchase of property and equipment

        Advances to officers and employees                           (237,196)       (68,728)      (186,894)
                                                                       26,029        (26,029)          --
                                                                  -----------    -----------    -----------
                      Net cash used in investing activities          (211,167)       (84,104)      (153,970)
                                                                  -----------    -----------    -----------
 Cash Flows From Financing Activities
        Issuance of common stock and warrants                         876,673        574,786            100
        Conversion of debt to stockholders to common stock          1,988,089           --             --
        Proceeds of long term debt                                    175,276           --             --
        Loans and advances from stockholders                             --          629,421      1,321,794
        Proceeds from notes payable                                   (43,859)       129,000           --
        Miscellaneous                                                  48,249           --             --
        Repayments to stockholders                                   (330,768)      (348,236)      (116,808)
                                                                  -----------    -----------    -----------
                      Net cash provided by financing activities     2,713,660        984,971      1,205,086
                      Net change in cash                              (22,002)        20,331           --
 Cash:
        Beginning
                                                                       20,331           --             --
                                                                  -----------    -----------    -----------
        Ending                                                         (1,671)   $    20,331    $      --
                                                                  ===========    ===========    ===========
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                             4,522    $    96,540    $    21,891
                                                                  ===========    ===========    ===========
Supplemental Disclosure of Non-cash Investing and
     Financing Activities
Common stock issued in paymentof obligations                        1,084,170           --             --
                                                                  ===========    ===========    ===========
Common stock issued in exchange for subscriptions receivable             --      $        36    $      --
                                                                  ===========    ===========    ===========
Conversion of notes payable and amounts due stockholders into
  common stock                                                      1,988,089           --             --
                                                                  ===========    ===========    ===========
Accounts payable assumed in recapitalization                             --      $     4,931    $      --
                                                                  ===========    ===========    ===========



See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                       Twelve Months ended December 31,
                                                                       --------------------------------
                                                                             2002              2001
                                                                       --------------    --------------
Cash Flows From Operating Activities
    Net loss                                                           $   (9,808,701)   $     (956,525)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
        Depreciation and Amortization                                          91,155            27,512
        Currency translation adjustments                                       73,328                 0
        Changes in assets and liabilities                                   2,530,067           601,194
        Interest on notes payable and stockholder loans
           Capitalized to principal balances                                   23,144              --
        Write down of deposit                                                 100,000              --
        Impairment of goodwill on asset acquisition                         4,714,818              --
        Obligations paid with common stock                                    930,000              --
                                                                       --------------    --------------
                   Net cash used in operating activities                   (1,346,189)         (327,819)

Cash Flows From Investing Activities
    Cash received from acquisition of Tiger Telematics                            787              --
    Advances to Comworxx                                                      (50,000)             --

    Proceeds from sale of property and equipment                                 --              10,653
    Purchase of property and equipment                                        (68,367)          (44,980)
    Collection of advances to officers and employees                           26,029              --
    (Increase) decrease in deposits and other assets                          146,802            32,853
                                                                       --------------    --------------
Net cash (used in) provided by investing activities                            55,251            (1,474)
                                                                       --------------    --------------
Cash Flows From Financing Activities from continuing
operations

    Issuance of common stock and warrants                                     876,673              --

    Interest on Notes payable                                                    --              16,084

    Advances to employees                                                        --             (14,933)

    Loans and advances from stockholders                                    1,056,907           645,825
    Increase in excess of outstanding checks and bank balances               (163,129)             --
    Repayments to stockholders                                               (479,513)         (317,683)
                                                                       --------------    --------------
                   Net cash provided by used in financing activities        1,290,938           329,293
                                                                       --------------    --------------
                   Net change in cash                                            --                --

Cash:
    Beginning                                                                    --                --
                                                                       ==============    ==============
    Ending                                                             $         --                --
                                                                       ==============    ==============

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                             $       15,476    $      103,657
                                                                       ==============    ==============
Supplemental Disclosure of Non-cash Investing and Financing
       Activities
        Common Stock issued in payment of obligations                  $      930,000    $         --
                                                                       ==============    ==============
        Common Stock issued in exchange for subscriptions receivable   $         --      $          622
                                                                       ==============    ==============
        Conversion of Notes Payable and Amounts Due
        Stockholders into Common Stock                                 $      922,723    $         --
                                                                       ==============    ==============


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED



                                                      2002           2001
                                                  -----------    -----------
Acquisition of Tiger Telematics:
     Working capital acquired, net of cash $787   $   144,917           --
      Distribution Agreement                        2,800,000           --
      Order Book                                      463,050           --
      Property and Equipment                            1,436           --
     Amounts due to stockholders                     (610,190)          --
     Common Stock issued                           (2,800,000)          --
                                                  -----------    -----------
     Cash received                                $       787           --
                                                  ===========    ===========




Acquisition of Comworxx, Inc.:
     Working capital acquired,                       (957,063)          --

       Property and equipment                         280,629           --
       Goodwill                                     3,714,818           --
       Other assets                                    15,470           --
       Notes payable assumed                           (8,664)          --
     Common Stock issued                           (3,045,190)          --
                                                  -----------    -----------
     Cash received                                $      --             --
                                                  ===========    ===========







See Notes to Consolidated Financial Statements.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

Tiger Telematics,Inc. and its wholly owned subsidiaries, Tiger Telematics USA, Inc. and Tiger Telematics Europe, Ltd. are developers and marketers of telematics products principally in Western Europe. The Company's whole business as of year-end 2002 is in telematics products. Prior to its dale in August of 2002 and its classification as a discontinued operation in second quarter of 2002 the Company was engaged in the retail floor covering business. In June of 2002 the company changed its name from Floor Decor. Inc. to Tiger Telematics, Inc. In, 2000 and 2001, Floor Decor, Inc. and its wholly owned subsidiaries, Media Flooring, Inc. and Floor Decor LLC own and operate retail stores in Florida. The Company offers a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and consumers. The Company also provides installation of flooring.

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

In February 2002 the company acquired a Telematics developer and distributor of telematics products and services to the business-to-business segment in Europe and changed the name of the name of the Company in June 2002 to Tiger Telematics, Inc. On June 9, 2002 the Company discontinued the flooring segment and sold the assets on August 9, 2002. On June 29, the Company set up its third subsidiary Tiger Telematics, USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Florida based entity that provides telematic products and services to the business to consumer segment in the United States. That business has suspended operations until the Company does further evaluation. The Company started Tiger Telematics, Europe Ltd. in late 2002 to focus on developing new Telematics products including next generation fleet telematic products, the child tracker products and to focus on marketing principally in the UK. On December 17, 2002 the company sold Tiger Telematics, Ltd. to an unrelated third party corporation based in Sweden.

The Company filed its Annual Report on Form 10K for the year ended December 31, 2001 with an audit opinion from its then auditors. The Company has requested permission to include that opinion in it 2002 Annual Report on Form 10K but has not received permission. Similarly, the Company's new auditors have not yet finalized their opinion for the year ended December 31, 2002. The recent events cited in this report and the Company's critical cash shortage and difficult working capital position have created this delay. The Company decided to file this report without those audit opinions and amend subsequently with those opinions in order to provide the most up to date and current information to its shareholders and investors. The Company believes that based on the extent of audit work completed to date, that the financial statements contained herein will not be materially altered in the amended Annual Report on Form 10K. The Company anticipates having the amendment within the next few weeks to incorporate that opinion.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of Tiger Telematics, Inc, Tiger Telematics, USA, Inc. Tiger Telematics, Europe, Ltd., the operations of Tiger Telematics, Ltd. through the December 17, 2002 date of its divesture and the discontinued operations of, Floor Decor LLC, and Media Flooring, Inc.through the date of their divesture. All material intercompany accounts and transactions are eliminated in consolidation.


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
             Leasehold improvements                                  5 to 15

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.   Stock-Based Compensation

     At a special meeting of stockholders on July 31, 2001, the stockholders of the Company voted in favor of the adoption of the Company's 2001 Employee Stock Option Plan ("The Plan"). The total number of shares of common stock available for grant under the Plan is 8,000,000 shares. As of December 31, 2001, no employees had been granted options under the Plan. As of December 31, 2002 3,600,000 of options have been granted under the plan. All of the options were issued pursuant to the plan at the prevailing market prices as of the date of issue of $.06. As of year-end December 30, 2002, 900,000 shares of the options had vested with a further vesting of 900,000 shares occurring on February 18, 2003. A further 900,000 vest on February 2004 and 900,000 in February 2005.

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

7.   Revenue Recognition

     In 2002, the Company generated revenues from the sales of telematic products. Sales are recognized when merchandise is delivered. In 2002, 2001, and 2000 he Company generated revenues summarized as results of discontinued operations from the sale of its floor covering products upon shipment and installation of the product. Sales of floor coverings including carpet, area rugs, wood, and laminates. Sales were recognized when merchandise is delivered and such revenue is recorded net of estimated sales returns, discounts and allowances.

8.   Advertising Cost

     Advertising costs are expensed in the period incurred. Total advertising costs amounted to $18,489, $0 and $0 for 2002, and 2001 and 2000, respectively.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company had an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,000 shares of stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued since the shares have not been issued as of December 31, 2002. See page F-4 Consolidated Statements of Stockholder's Deficit.

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

In October 2002, certain stockholders converted $455,761 of debt to equity at $.010 per share. The conversion of these stockholders was done at the prevailing market price as of the date of the conversion. See Note J- Related Party Transactions.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002, 2001 and 2000 consisted of the following:


                                                   2002       2001       2000
                                                   ----       ----       ----

Vehicles                                         $188,837          -   $      -
Leasehold Improvements                                  -          -          -
Furniture, Fixtures, and Equipment                 48,684          -          -
                                                 --------   --------   --------
                                                  237,521          -          -
Less accumulated depreciation and amortization          -          -          -
                                                 --------   --------   --------
                                                 $237,521          -   $      -
                                                 ========   ========   ========

See Note K Discontinued Operations

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

The Company has net operating loss carryforwards for United States Tax purposes as of December 31, 2002 for federal income tax purposes of approximately $12,067,638 expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance in the amount of approximately $3,620,000. The Company has an undeterminable losses off settable against future income in the UK expiring in 2021 due to the sale of Tiger Ltd. Any future benefits to be realized from the losses is dependant upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits otherwise relating to the losses off settable against future income with a valuation allowance in the amount of approximately $0.

                       TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - OPERATING LEASES

In 2001 and 2000 the Company leased its retail stores under non-cancelable agreements, which expire through September 2005, and required monthly rental payments. This flooring business was discontinued and sold. See Note K Discontinued Operations. As of December 31, 2002 the company leases its office in Jacksonville, FL under a one year lease expiring August 2003 and the office in Fleet Hampshire UK under a month to month. The Company is contingently liable for the first 9 months of 2003 for a lease of the Picadilly Street 0ffice in London, UK for Tiger Telematics, Ltd. that was sold in December 2002. The total minimum rental commitment as of December 31, 2002 is due as follows:

        Year Ending
        December 31,                                               Amount
        ------------------------------------------------------------------------
        2002                                                    $  222,208
        2003                                                             -
        2004                                                             -
        2005                                                             -
                                                                ----------
                                                                $1,739,125

Rent expenses for the period ended December 31, 2002 was $295,779. This was after reclassification of $241,280 of flooring rental expenses to discontinued operations. See Note K Discontinued Operations. Rent expense for the period ended December 31, 2001 and 2000 totaled $526,195 and $173,668 respectively but are now reclassified as discontinued operations. The flooring leases contained fixed rent escalations over the term of the lease. Rent expenses on the leases are being recognized on a straight-line basis over the terms of the leases.

On April 26, 2002 the company entered into a Lease Agreement with Christian and Timbers UK Ltd. for office premises for its subsidiary Tiger Telematics Ltd. in London, United Kingdom. The lease has a term of five years. The Company satisfied its obligation to pay rent for the first year of the term of the lease by issuing 500,000 shares of Tiger Telematic, Inc.'s Common Stock. If the Landlord liquidates the Shares in the first year of the term of the Lease and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash. The second and subsequent years of the term of the lease shall be paid in cash. Following the sale of Tiger Ltd. in December 2002 the Company continued to use the facility during part of first quarter pursuant to the terms of the sale agreement. The Company is contingently liable for the lease payments if not made by Tiger Ltd. The Company intends elect an option for early termination of the lease on September 30, 2003. The company has recorded the full amount due for the first year of the lease as a liability of $182,636 based on the conversion rate the date the lease was consummated. The 500,000 shares issued to them are not considered issued for financial reporting purposes until such time as they are actually sold into the market by the landlord or until the liquidation guarantee is expired. The Company may have to pay an additional amount depending on the proceeds of the share sale at the time of the share sale. These shares of commons stock have not been sold as of the date of this report have not been sold. The sold company Tiger Telematics, Ltd. failed to make payments to the landlord following the expiration of the time period convered in the leases for shares. The landlord has filed suit against the Company in second quarter 2003 alleging amounts owed pursuant to the Company's guarantee of Tiger Ltd.'s lease obligation.

NOTE G - NOTE PAYABLE

At December 31, 2001, the Company had 6% unsecured demand Notes payable totaling $130,005 to Banyan Capital Partners, Inc., the investment bankers engaged by the Company in October 2001. Interest expense relating to these notes amounted to $1,119 for the year ended December 31, 2001. The amount of $101,021 of this debt was converted to equity in 2002 in exchange for 252,553 shares and warrants-
As of December 31, 2002, the Company had a demand notes payable totaling $8,664 from the Comworxx acquisition for which it may be contingently liable. The company also has a 10% note payable in the amount of $77,597.

NOTE H - ACQUISITIONS.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In third quarter 2002, the Company determined that the good will relative to the order book was impaired due to the failure to ship the orders as originally projected to the customers and due to the change in Tiger Ltd.'s business model to derive its income from monthly revenue generated by its wireless telecom providers partnership arrangements as opposed to generating revenue primarily from the sale of hardwire. The Company wrote-off an additional $1,000,000 of impaired good will in the quarter ended September 30, 2002.

In connection with this acquisition, the former Tiger Telematics shareholders agreed to convert $610,190 of their shareholder debt into Common Stock and warrants to purchase common stock at a price of $0.75 per share exercisable through December 31, 2003. The conversion rate was one share of common stock and one warrant for every $0.40 of debt. Although initiated in August, the debt of $610,190 was actually converted in October 2002 into 1,525,475 shares of Common Stock and 1,525,475 Warrants.

In fourth quarter the Company sold the common stock of Tiger Ltd. to an unrelated third party based in Sweden that is in the business of selling and installing telephone equipment in vehicle fleets. See Report of Form 8K dated Janaury 2003. The agreement called for the transfer of certain assets and debt from Tiger Ltd. to Tiger Europe prior to closing. The transaction was done in exchange for a Royalty Agreement from the buyer and Tiger Ltd. to pay a percentage of sales over the next 10 years. Due to the uncertainty of the future payments the Company placed a zero value on the agreement and did not record the future stream of payments on the balance sheet. In order to record the sale of Tiger Ltd. transaction the company wrote off its books the remainder value of the intangible assets of $2,103,830 comprised of the sold order book of $1,800,000 and the sold distribution agreement of $303,830.

COMWORXX, INC.

On June 25, 2002, pursuant to a Purchase Agreement between the Company's wholly owned subsidiary Tiger USA, Inc and Comworxx, Inc., a private Florida incorporated company, the Company formed a new wholly owned subsidiary Comworxx Acquisition Corporation which name the Company has changed post closing to Tiger Telematics USA. ("Tiger USA"). Tiger USA purchased all of the assets of Comworxx in exchange for 4,263,266 shares of Tiger Telematics, Inc. common stock. Tiger USA is now an early stage company engaged in beginning the distribution of telematics product to the United States consumer market. Comworxx assets included license agreements and intellectual properties.

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

Proforma information: The following proforma information reflects the net sales, net loss, and per share amounts for the nine months and three months ended
September 30, 2002 and 2001 as if the Tiger Telematics, Ltd and Conworxx acquisitions had been completed on January 1, 2001:


                                             Nine months ended:             Three months ended:
                                      =============================   =============================
                                           2002            2001            2002            2001
                                      =============   =============   =============   =============
Proforma net sales                    $     216,118   $        --     $     152,080   $        --
                                      =============   =============   =============   =============

Performa net loss                     $ (11,312,414)  $  (2,613,314)  $  (2,507,779)  $    (927,903)
                                      =============   =============   =============   =============

Proforma basic and diluted net loss
per common share                      $     (0.1426)  $     (0.0356)  $     (0.0309)  $     (0.0126)
                                      =============   =============   =============   =============
Weighted average shares outstanding
(basic and diluted)                      79,349,119      73,417,424      81,120,015      73,417,424
                                      =============   =============   =============   =============


NOTE I - SEGMENT INFORMATION

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

NOTE J - RELATED PARTY TRANSACTIONS

The Company had a 10% demand note payable to a 28.4% stockholder in the amount of $ 852,789 and $841,064 as of December 31, 2001 and 2000, respectively. Interest expense related to this note amounted to $86,337 and $19,499 for the periods ended December 31, 2001 and 2000 respectively. Also, as of December 31, 2001 and 2000 the Company owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. The amount of $554,500 of this debt was converted to equity in 2002 for a total of 1,386,250 shares and warrants- Refer to Note I Item 3.

                    TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2002, a 10% demand notes payable to a 21.% stockholder in the amount of $231,375. The Company also owed a total of $80,382 to this stockholder on a non-interest bearing note that is due on demand. The Company also owed a 10% demand note payable in the amount of $80,6878. to a stockholder of approximately 4%. Interest ceased on these obligations as of August 9, 2002, when the Company sold the flooring assets. The Company also owed these two shareholders a combined total of $62,732 for deferred payroll and other obligations. In October 2002 all of these amounts were converted into equity at the rate of $.10 per share, the market price at the time of the transactions. with 4,551,761 in shares of Common Stock issued.

As of December 31, 2002, the Company had 15% demand notes totaling $77,597, payable to stockholders (combined ownership less than 1%).

The Company also had non-interest bearing notes of $1,070,629 and non interest bearing advances of $818,555 payable to the two former Tiger Telematics Ltd. stockholders (combined ownership approximately 10% of the Company). As discussed in Note H, $610,190 of these advances was converted into Common Stock and warrants in October 2002. As of year-end, $1,20,785 remains owed in aggregate in interest bearing promissory notes two these two shareholders.

                    TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A shareholder borrowed some of the funds advanced to the Company (with funds going to the Tiger Telematics, Ltd. subsidiary) from a private investment bank London International Mercantile Bank, based in London. The shareholders failed to repay the note when due. The investment firm made demand on the subsidiary Tiger Ltd. to repay the funds since Tiger Ltd. was the beneficiary of the funds. The Company maintained that it was not responsible for that obligation and responded to the demand accordingly. The Company showed the obligations to its shareholder on the financial statement. The Tiger Telematics, Ltd. entered into a settlement agreement Court approved as a Tomblin Order where the demand note to the shareholder was forgiven by the shareholder in exchange for the company entering into an installment note to be paid over time directly with the private investment bank in the same amount as forgiven by the shareholder of 290,000 sterling. The shareholder remained contingently obligated for the sum owed plus interest in event that the payment was not made timely by tiger Telematics, Ltd. The Company issued a limited guaranty for the obligation to the private bank. The settlement agreement called for monthly payments at a variable interest rate. Tiger Ltd. repaid approximately $80,000 prior to the sale of the business on December 17, 2002. See Note J and L to the consolidated financial statements. Following the sale of Tiger Telematics, Ltd. the Company was apprised that the Tiger Ltd. was placed in liquidation insolvency under the laws of the United Kingdom by LIM for failure to make the payments required under this arrangement. See Note J Subsequent Events to the Consolidated Financial Statements. The Company is uncertain as to whether it will be required to make the payments in the future but has made a provision to cover this contingent liability.

The Company has received inquiries from persons who maintain that they have made an investment in the Company for which the Company has no records and which appear to be private transactions among various shareholders. Legal counsel has looked into the circumstances surrounding each inquiry. Legal counsel has advised that some transactions may have taken place in the UK related the Tiger Telematics, Ltd. prior to its acquisition by the company. It is possible that fund raisers reportedly associated with Tiger Ltd. prior to its acquisition by the Company on February 4, 2002 may have raised funds through various private ventures. These transactions did not involve the Company and its officers or directors and therefore no provision has been made for these alleged investments.

As of December 31, 2002 the company owed an executive officer and director of the company approximately $50,000 comprised of $38,000 of salary and $12,000 of reimbursable expenses incurred on behalf of the Company.

Total interest expense on stockholder debt amounted to $43,079 for the twelve months ended December 31,2003.

                    TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K -DISCONTINUED OPERATIONS:

In June 2002 the Company entered into a plan to dispose of its flooring business. The flooring business was subsequently sold on August 9, 2002. As of June 30, 2002, the Company accounted for the flooring segment as a discontinued segment. Assets of $571,210 and liabilities of $1,572,855 relating to the flooring business as of December 31, 2002 have been aggregated on the condensed consolidated balance sheet. The Company has estimated that the net loss on the discontinued operations from June 30, 2002 through August 9, 2002 to be $35,000, and the estimated gain on sale and included that amount in the liabilities of the discontinued segment. No adjustment to that amount was required in third quarter based on actual sale results.

The amounts held in discontinued operations have bee reclassified on the financial statements below shows the categories of assets on discontinued operations as to the specific notes from the year ended 2000 and 2001.

Property and equipment as of December 31, 2001 and 2000 consisted of the following:


                                                    2001         2000
                                                    ----         ----

Vehicles                                         $   2,350    $   2,350
Leasehold Improvements                              49,485       52,684
Furniture, Fixtures, and Equipment                 149,944       99,316
                                                 ---------    ---------
                                                   201,779      154,350
Less accumulated depreciation and amortization     (40,751)     (16,326)
                                                 ---------    ---------
                                                 $ 161,028    $ 138,024
                                                 =========    =========

Operating leases.
In 2001 and 2002

The Company leases its retail stores under non-cancelable agreements, which expire through September 2005, and require monthly rental payments. The total minimum rental commitment as of December 31, 2001 is due as follows:

        Year Ending
        December 31,                                               Amount
        ------------------------------------------------------------------------
        2002                                                    $  437,294
        2003                                                       455,933
        2004                                                       485,385
        2005                                                       360,513
                                                                ----------
                                                                $1,739,125


Rent expense for the period ended December 31, 2001 and 2000 totaled $526,195 and $173,668 respectively. The leases contain fixed rent escalations over the term of the lease. Rent expenses on the leases are being recognized on a straight-line basis over the terms of the leases.

                    TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the assets and liabilities as of December 31, 2002 is as follows:

Assets:
  Accounts receivable             $   517,210
                                  -----------
    Total assets                  $   517,210
                                  ===========
Liabilities:
  Notes payable                   $   273,763
  Accounts payable                    575,000
  Other accruals                      724,092
                                  -----------
                                  $ 1,572,855
                                  ===========

Revenue included in loss from discontinued operations amounted to $2,163,158 and $3,777,000 and $298,000 for the twselve months ended December 31, 2002, 2001 and 2000 respectively.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, and had the buyer assume liabilities totaling $1,243,135. The Company will remain theoretically contingently liable on the liabilities until such time as the acquirers pay them off. In addition, the purchaser has assumed two non balance sheet operating leases for buildings with annual rents of approximately $459,480 a year that were assumed without landlord consents. These leases expire August 31, 2005 and September 30, 2005 respectively. Should the purchaser not meet these obligations they might become the obligations of the company. A shareholder of the company who has since filed a personal Chapter 11 bankruptcy personally guarantees these leases. As of December 31, 2003 the accounts receivable $633,475 represents the obligation of the acquirer to pay the remaining liabilities of discontinued obligations that were assumed and for which the company is contingently liable. Due to the bankruptcy of the buyer of the assets, the Company made a provision for $383,475 for the write-down of the receivable from MINIME that represented payments to creditors for which the Company may be contingently liable. The company also made a provision for $376,292 and for $295,879 for the two leases that were assumed by MINIME. The total provision was for $1,055,745 The Company is uncertain as to its liability since one of the leases and most of the outstanding obligations for payables are to a subsidiary of a subsidiary of the Company. In See note I Subsequent Events number 1


NOTE L - SUBSEQUENT EVENTS

1. Bankruptcy of acquirer of Flooring Floor Decor LLC.

On April 9, 2003 the buyer of the flooring assets MINIME doing business as Floor Decor LLC. Filed a Chapter 11 bankruptcy. On April 17, 2003 they conducted a Bankruptcy Court authorized liquidation sale of the assets of the business. As of April 30, 2003 they ceased operation and are no longer in business. The Company made a provision as of December 31, 2002 for $383,475 for the write-down of the receivable from MINIME that represented payments to creditors for which the Company may be contingently liable. The company also made a provision for $376,292 and for $295,879 for contingent liability for the two leases that were assumed by MINIME. The total provision was for $1,055,745. The provision represents the remaining amounts due under the lease agreements for which the company may be contingently liable despite the protections from liability provided in the Asset Purchase Agreement.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Common shares issued for goods and services.

In order to obtain various goods and services including consulting services the Company issued 2,990,000 shares of stock at amounts of either $.03 or $.04 per share to reflect the market price for shares for each transaction. In aggregate the Company recorded an expense of $93,100 to record these transactions in first quarter ended March 31, 2003. The Company issued another 450,000 common shares in second quarter for the same services at a price per share of $.03 and recorded at $15,000 charge to income. All of the shares issued were restricted stock subject to Rule 144 of the Securities Act 3. Conversion of debt to equity

No debt was converted to equity in first quarter ended March 31, 2003.

4. Tiger Telematics - Loan from stockholder.

The Company borrowed approximately $187,000 from a shareholder of the Company who is associated with Tiger Telematics, Europe, Ltd. The loan is evidenced by non-interest bearing promissory notes.

In May 2003 the company borrowed $10,000 in a convertible demand loan with interest of $500. for 20 days in order to meet working capital needs. The loan provides that it in event it is not timely repaid as due it can be converted into restricted 144 Rule common stock of the company at the lowest quoted price for the Company's shares or the lowest conversion price or shares issuance by the Company at the discretion of the creditor.

5. Shareholder approval of increase in authorized share capitalization.

At a stockholders meeting as (properly adjourned) on May 9, 2003 shareholders of the company approved an increase in authorized shares authorized by an additional 150,000 shares from 100,000 shares to a new total authorized of 250 million shares effective as of that date.

6. The Company was advised that Eagle Eye Scandinavian Distribution Ltd.)the renamed Tiger Telematics, Ltd.) was placed in insolvency liquidation during 1st quarter of 2003 by a certain creditor of the Ltd. company.

7. The landlord of the office in the UK has filed suit against the Company in second quarter 2003 alleging amounts owed pursuant to the Company's guarantee of Tiger Ltd.'s lease obligation. The Company is uncertain as to the outcome of this suit and no additional provision has been made to the financial statements as of December 31, 2002. See Note F Operating Leases

                     TIGER TELEMATICS,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - BUSINESS CONSIDERATIONS

From July 3, 2000 through December 31, 2000, the Company incurred net losses of approximately $665,000 due to the costs associated with the store openings and the operating costs of new stores without the corresponding revenues in the discontinued flooring segment. For the year ended December 31, 2001, the losses approximated $1,299,000. For the year ended December 31, 2002, the Company had net losses of over $13 million. Although approximately $7 million of the loss in 2002 was from the non-cash write-down of impaired good will, the Company had negative cash flows from operating activities of approximately $713,000 for the year ended December 31, 2001 and negative cash flows from operating activities for every month of 2002.

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworxx has further strained the Company's cash flow. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note C. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continue to support the operation with substantial loans to sustain operations as reported and note C and note J.

The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. The Company's private bank financing was not consummated. As a part of funding efforts, the Company executed a subscription agreement with a private company to sell 7,500,000 shares of Company Common Stock at $0.20 per share. This transaction did not fund in part due to a declining price for the Company's common shares. The fund raising of $10 million that the company was seeking via Jefferies was not successful. The Company continues to seek equity and bank financing form various sources. However, there can be no assurance that additional financing, capital or other form of debt financing will be available, or if available on terms reasonably acceptable to the Company. The company continued to issue shares of Common Stock in first quarter 2003 to settle obligations due for payment and to secure necessary services.

The Company plans to continue the product development and distribution business in the UK. This is going forward as planned but slower than anticipated due to a lack of funding. The Company is concluding development of its next generation fleet product and its new tracker products including child tracker devices. The company has mothballed the business of its acquired assets of Comworxx (acquired on June 25, by the wholly owned subsidiary Tiger USA. It no longer plans to launch these products due to the high related cost of the product relative to the projected sales price available for such products in the U.S. consumer retail marketplace. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the company determined that the goodwill from the acquisition was impaired wrote it down in full in second quarter of 2002. In third quarter based on its evaluation, the Company took a further write-down of the remaining assets purchased of $407,000, effectively writing off its entire investment in the purchase agreement. The Company hired legal counsel to advise its rights and causes of action against the seller of the assets and its shareholders possible misrepresentations in the purchase agreement that a viable business existed. The Company has determined that the business was not viable and cannot be without a major restructuring and concessions from shareholders of Comworxx.

The Company's ability to continue as a going concern is totally dependent upon its ability to raise sufficient equity or debt capital to accomplish these objectives and to offset any future operating losses that may be incurred until positive cash flows can be generated from operations. In the current economic environment this has not been easy task.Management intends to raise capital by issuing shares as required to fund working capital needs although there are no assurances of success.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - QUARTERLY DATA (Unaudited)

                                            Year Ended December 31, 2002
                                     ------------------------------------------
                                     Fourth       Third      Second      First
                                     Quarter     Quarter     Quarter    Quarter
                                    --------    --------    --------   --------

Net sales                           $    102    $    152    $      1   $     29
Cost of Goods Sold                        57         223          42          3
                                    --------    --------    --------   --------
Gross Profit                              45         (71)        (41)        (2)
Selling, general and
administrative expense                 2,251       1,410        2149        954
Other income (expense)                (1,682)     (1,027)     (3,774)       (28)
                                    --------    --------    --------   --------
Loss from continuing operations       (3,888)     (2,508)     (5,964)      (984)
                                    --------    --------    --------   --------
Loss from discontinued operations          0           0        (164)      (189)
                                    --------    --------    --------   --------
Net Loss                            $ (3,888)   $ (2,508)   $ (6,128)  $ (1,173)
                                    ========    ========    ========   ========

Net Loss  per share                 $(0.0507)   $(0.0345)   $(0.0889)  $ (0.019)
                                    ========    ========    ========   ========


                                                                                         Period July 3, 2000,
                                                                                               Date of
                                                                                          Inception, through
                                               Year Ended December 31, 2001               December 31, 2000
                                    ------------------------------------------------    ----------------------
                                      Fourth       Third        Second       First        Fourth       Third
                                     Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                                    ---------    ---------    ---------    ---------    ---------    ---------
Net sales                           $    --      $    --      $    --      $    --      $    --      $    --
Cost of Goods Sold                       --           --           --           --           --           --
                                    ---------    ---------    ---------    ---------    ---------    ---------
Gross Profit                             --           --           --           --           --           --
Selling, general and
administrative expense                     69           66          148         --           --           --
Other income (expense)                    (44)         (37)         (37)         (28)         (20)          (6)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Loss from continuing operations          (113)        (103)        (186)         (28)         (20)          (6)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Loss from discontinued operations        (230)        (178)        (194)        (267)        (438)        (202)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Net Loss                            $    (343)   $    (281)   $    (380)   $    (295)   $    (458)   $    (208)
                                    =========    =========    =========    =========    =========    =========

Net Loss  per share                 $  (0.007)   $  (0.005)   $  (0.007)   $  (0.005)   $  (0.022)   $  (0.010)
                                    =========    =========    =========    =========    =========    =========
