Form 10-Q
period 2003-03-31
TIGER TELEMATICS INC
filed 2004-04-26
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                     13-4051167
     (State or other jurisdiction of                       (IRS Employer
     Incorporation or organization)                    Identification Number)

10201 Centurion Parkway North Ste. 600 Jacksonville, FL        32255
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

                              Yes  x           No
                                  ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding as of
Class                                         March 31, 2004
-------------------------                     -------------------------
Common Stock, Par                             316,216,415
Value $0.001 per share

                                    CONTENTS

                                                                        Page
                                                                        ----


Financial Statements
     Condensed Consolidated Balance Sheets                               F-1
     Condensed Consolidated Statements of Operations                     F-2
     Condensed Consolidated Statement of Stockholders' Deficit           F-3
     Condensed Consolidated Statements of Cash Flow                   F-4 - F-5

     Notes to Condensed Consolidated Financial Statements             F-6 - F-18


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,
                                                                 2003           December 31,
                                                             (unaudited)            2002
                                                           ---------------    ---------------
Assets
Current Assets
        Cash                                               $         4,264    $        (1,672)
        Accounts receivable, less allowance for doubtful
            Accounts, Mar 31, 2003 $0; December
            31, 2002 $0                                             30,810            116,648
        Advances to officers and employees                            --                 --
        Inventories                                                 62,996            195,576
        Prepaid expenses and deferred income                          (724)            83,545
        Assets of discontinued operations                          250,000            517,210
                                                           ---------------    ---------------
        Total Current Assets                                       347,346            911,308
Property and Equipment, net                                        239,009            237,196

Deposits and Other Assets                                             --                 --
                                                           ---------------    ---------------
        Total Assets                                       $       586,355    $     1,148,504
                                                           ===============    ===============

Liabilities and Stockholders' Deficit
Current Liabilities
       Accounts payable                                    $     1,843,487    $     1,449,326
       Amounts due stockholders                                  1,008,372          1,210,785
       Notes payable                                                77,597             86,262
       Accrued expenses                                          2,732,473          1,961,085
       Customer deposits                                              --                 --
       Liabilities of discontinued operations                      668,475          1,572,855
                                                           ---------------    ---------------
                       Total current liabilities                 6,330,404          6,280,313
                                                           ---------------    ---------------

Long term debt                                                     165,755            175,736

Stockholders' Deficit
      Common stock, at par value                                    77,767             73,813
      Authorized 100,000,000 shares, issued
      83,676,426 March 31, 2003 ; 80,186,426 December
      31, 2002 shares

      Additional paid in capital                                10,370,063         10,279,953
      Subscription receivable                                         --                  (36)
      Accumulated deficit                                      (16,777,530)       (15,661,275)
                                                           ---------------    ---------------
                                                                (5,909,804)        (5,307,545)
                                                           ---------------    ---------------
                                                           $       586,355    $     1,148,504
                                                           ===============    ===============



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three Months ended March 31,
                                                     --------------------------------
                                                               2003              2002
                                                     --------------    --------------

Net sales                                            $        1,050    $       28,500
Cost of goods sold                                           (3,288)          (31,016)
                                                     --------------    --------------
               Gross Profit                                  (2,238)           (2,496)
                                                     --------------    --------------

Operating expenses
      Selling expense                                        40,102           124,403
      General and administrative expense                    504,989           828,586
                                                     --------------    --------------
               Total Operating Expenses                     545,091           952,989
                                                     --------------    --------------

               Operating loss                              (547,489)         (955,485)
                                                     --------------    --------------

Other income (expense)
      Impairment of goodwill                                   --                --
      Currency Translation Adjustment                       (20,856)          (22,357)
      Interest expense                                      (10,760)           (5,963)
                                                     --------------    --------------
                                                            (31,616)          (28,320)

Loss from continuing operations                            (579,105)         (983,805)
Loss from discontinued operations                              --            (189,390)
                                                     --------------    --------------
               Net loss                              $     (579,105)   $   (1,173,195)
                                                     ==============    ==============

               Basic and diluted net loss per
                 common share                        $     (0.00545)   $     (0.00156)
                                                     ==============    ==============
               Basic and diluted net loss from
                 Continuing operations per share     $     (0.00545)   $      (0.0156)
                                                     ==============    ==============

               Weighted average shares outstanding
                  (Basic and diluted)                    83,676,426        63,062,131
                                                     ==============    ==============


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (unaudited)


                                                 Common Stock           Additional
                                                 ------------             Paid in     Subscriptions    Accumulated        Total
                                            Shares         Amount         Capital      Receivable        Deficit         Deficit
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance (deficit) at December 31, 2002     80,186,426   $     73,813   $ 10,279,953   $        (36)   $(15,661,275)   $ (5,307,545)

Issuance of common stock and warrants            --             --             --             --              --              --

Common Stock issued in satisfaction of
       Obligations                          2,990,000          2,990         90,110           --              --            93,100


Net Loss                                         --             --             --             --          (579,105)       (579,105)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance (deficit) at March 31, 2003        83,176,426         76,803   $ 10,370,063   $        (36)   $(15,777,530)   $ (5,909,805)
                                         ============   ============   ============   ============    ============    ============





See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Three Months ended March 31,
                                                                        ------------------------------
                                                                             2003             2002
                                                                        -------------    -------------
Cash Flows From Operating Activities
    Net loss                                                            $    (579,105)   $  (1,173,195)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
        Depreciation and Amortization                                          16,973           39,701
        Currency translation adjustments                                       20,856           12,977
        Changes in assets and liabilities                                   1,300,608         (153,925)
        interest on notes payable and stockholder loans
           Capitalized to principal balances                                     --               --
        Write down of deposit                                                    --            100,000
        Impairment of goodwill on asset acquisition                              --               --
        Obligations paid with common stock                                     93,100          120,000
                                                                        -------------    -------------
                  Net cash used in operating activities                       852,432       (1,054,442)

Cash Flows From Investing Activities
    Cash received from acquisition of Tiger Telematics                           --                787
    Advances to Comworxx                                                         --               --

    Proceeds from sale of property and equipment                                 --               --
    Purchase of property and equipment                                           --            (54,094)
    Collection of advances to officers and employees                             --              4,758
    (Increase) decrease in deposits and other assets                             --             (5,000)
                                                                        -------------    -------------
Net cash (used in) provided by investing activities                              --             53,549
                                                                        -------------    -------------
Cash Flows From Financing Activities from continuing
operations

    Issuance of common stock and warrants                                      93,100          858,678
    Interest on Notes payable                                                    --               --
    Advances to employees                                                        --               --
    Loans and advances from stockholders                                         --            291,289
    Increase in excess of outstanding checks and bank balances                  5,936          199,474
    Repayments to stockholders                                               (202,413)        (261,776)
                                                                        -------------    -------------
                  Net cash provided by used in financing activities          (103,367)       1,087,660
                                                                        -------------    -------------
                  Net change in cash                                             --               --





                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (unaudited)

                                                                         Three Months ended March 31,
                                                                        ------------------------------
                                                                             2003             2002
                                                                        -------------    -------------
Cash:
    Beginning                                                                  (1,672)          20,331
                                                                        =============    =============
    Ending                                                              $       4,265    $        --
                                                                        =============    =============

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                              $      10,760    $       9,380
                                                                        =============    =============
Supplemental Disclosure of Non-cash Investing and Financing
       Activities
        Common Stock issued in payment of obligations                   $      93,100    $     120,000
                                                                        =============    =============
        Common Stock issued in exchange for subscriptions receivable    $        --      $      18,000
                                                                        =============    =============
        Conversion of Notes Payable and Amounts Due
        Stockholders into Common Stock                                  $        --      $     922,723
                                                                        =============    =============

Acquisition of Tiger Telematics:
    Working capital acquired, net of cash $787                          $        --            144,917
     Distribution Agreement                                                      --          2,800,000
     Order Book                                                                  --            463,050
     Property and Equipment                                                      --              1,463
    Amounts due to stockholders                                                  --           (610,190)
    Common Stock issued                                                          --         (2,800,000)
                                                                        -------------    -------------
    Cash received                                                       $        --                787
                                                                        =============    =============


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of March 31, 2003 and the three months ended March 31, 2003 and 2002 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the company's accounting policies, refer to the consolidated financial statements and related notes included in the company's Annual Report on form 10-K for the year ended December 31, 2002 and 2001. The condensed consolidated financial statements for the quarter ended March 31, 2003 were reviewed by UK outside independent accountants and not fully reviewed in consolidation .Upon completion by accountants the statements will be amended to this Form 10Q will be made as appropriate.

The balance sheet at December 31, 2002 is derived from the financial statements in Annual Report on Form 10-K for the year ended December 31, 2002. The Company decided to file that Form 10K report without those audit opinions and amend subsequently with those opinions in order to provide the most up to date and current information to its shareholders and investors. The Company believes that based on the extent of work completed to date, that the financial statements and associated balance sheet contained herein will not be materially altered in the amended Annual Report on Form 10K. The consolidated financial statements include the accounts of Tiger Telematics, Inc, the public held parent company, Tiger Telematics, USA, Inc.( a near dormant subsidiary, Tiger Telematics, Europe, Ltd., beginning December 2002 and the operations of Tiger Telematics, Ltd. through the December 17, 2002 date of its divesture when sold to an unrelated third party corporation based in Sweden and the discontinued operations of, Floor Decor LLC, and Media Flooring, Inc. through the date of their divesture on August 8, 2003. The Company started Tiger Telematics Europe Ltd. in December 2002 and a related entity Childtracker Ltd. that was a development entity that existed as a part of Tiger Telematics, Ltd. to focus on developing new Telematics products including next generation fleet telematic products, the child tracker products, the gaming products now called Gizmondo and to focus on marketing principally in the UK. At Tiger Europe Ltd. transactions have been included for the Childtracker Ltd. subsidiary that were considered a part of Tiger Europe Ltd. since the transactions were principally entered into and done for the use and benefit of Tiger Europe Ltd. for financial reporting purposes but for which the UK company based on advise of outside indepenendent accountants will need to prepare annual statutory statements for each entity and Childtracker Ltd. will be dissolved as a separate entity. All material intercompany accounts and transactions are eliminated in consolidation.

NOTE B - REVERSE ACQUISITION AND EQUITY TRANSACTIONS

As of December 31, 2000 Floor Decor ( the Company's name prior to June 2003) had 1,000 shares of common stock authorized and 378 shares issued and outstanding. The Company issued an additional 622 shares of common stock on January 1, 2001 at a cost of $1 per share. As a result of these additional shares being issued, the Company had 1,000 shares of common stock authorized and 1,000 shares issued and outstanding as of March 31, 2001 prior to the reverse acquisition (as described below) on May 22, 2001.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the Company had a loss for all periods presented, basic and diluted loss per common share are equal. The Company has not included 7,218,592 potential common shares relating to outstanding common warrants as of March 31, 2003 in the calculation of the diluted earnings per share for the first quarter of 2003, because their effect would be antidilutive.

During the 1st quarter of 2002 the Company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $ 0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 31, 2003. Proceeds from these sales, net of advisory fees totaling $128,307, amounted to $876,673. The Company has a disputed agreement with an advisor for consulting services. For financial reporting purposes this was treated as earned but not issued. In May 2003 the dispute was resolved and the shares issued. See page F-3 Consolidated Statements of Stockholder's Deficit.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 1st quarter of 2002, the company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 21,2003. Proceeds form these sales, net of advisory fees totaling $128,307, amounted to $876,673. The aforementioned warrants expired as the end of December 2003.

The Company had an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,000 shares of stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued. In May 2003, the shares were issued pursuant to a settlement with the advisor. See page F-3 Consolidated Statements of Stockholder's Deficit.and Note
K. Subsequent Events.

During the 1st quarter of 2002, certain stockholders and others converted $922,733 of notes payable and amounts due to stockholders into 2,306,809 shares of Common Stock. For each share of Common Stock purchased, they also received a warrant representing the right to purchase one additional share of Common Stock at a price of $.075 per share exercisable through December 31,2003. The company also agreed to issue warrants to purchase 416,000 shares of Common Stock at a price of $0.75 per share exercisable through December 2003 as advisory fees in connection with these stock sales. These warrants were not yet been issued due to unresolved issues with the advisor. In May 2003 the dispute was resolved in a settlement where the company did not have to issue the warrants. See also Note K Subsequent Events.
In October 2002, certain stockholders converted $455,761 of debt to equity at $.010 per share. See Note C- Related Party Transactions.

During first quarter 2003, the Company issued 2,990,000 common shares for various goods services rendered by advisors and consultants. The shares were recorded at the market price of the shares in the public market as of the date of the individual issuances. The stock was issued in amounts of either $.03 or $.04 per share to reflect the market price for shares at the time for each transaction. In aggregate the Company recorded an expense of $93,100 to record these transactions in first quarter ended March 31, 2003. No commission was paid or reimbursement of expenses in regards to any share transaction in 1st quarter 2003. Subsequent equity transactions were entered into the following quarters which are discussed in the Footnote K Subsequent Events.

NOTE C - RELATED PARTY TRANSACTIONS

As of March 31, 2003, the Company had 15% demand notes totaling $77,597, payable to certain current or previous stockholders (combined ownership less than 1%).

The Company also has non-interest bearing notes and non interest bearing advances of $1,008,372 payable to the two former Tiger Telematics Ltd. stockholders (combined ownership over 10% of the Company as discussed in note F, $610,190 of the advances owed prior to October 2002 were converted into Common Stock and warrants in October 2002. The warrants expired in December 31, 2003.

A shareholder borrowed some of the funds advanced to the Company (with funds going to the Tiger Telematics, Ltd. subsidiary) from a private investment bank London International Mercantile Bank, based in London. The shareholders failed to repay the note when due. The investment firm made demand on the subsidiary Tiger Ltd. to repay the funds since Tiger Ltd. was the beneficiary of the funds. The Company maintained that it was not responsible for that obligation and responded to the demand accordingly. The Company showed the obligations to its shareholder on the financial statement. The Tiger Telematics, Ltd. entered into a settlement agreement Court approved as a Tomblin Order where the demand note to the shareholder was forgiven by the shareholder in exchange for the company entering into an installment note to be paid over time directly with the private investment bank in the same amount as forgiven by the shareholder of 290,000 sterling. The shareholder remained contingently obligated for the sum owed plus interest in event that the payment was not made timely by tiger Telematics, Ltd. The Company issued a limited conditional guaranty for the obligation to the

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

private bank. The settlement agreement called for monthly payments at a variable interest rate. Tiger Ltd. repaid approximately $80,000 prior to the sale of the business on December 17, 2002. See Note K. Following the sale of Tiger Telematics, Ltd. the Company was apprised that the Tiger Ltd. renamed by the acquirer to Eagle Eye was placed in liquidation insolvency under the laws of the United Kingdom by LIM for failure to make the payments required under this arrangement. The private investment firm made demand on the Company as respect to the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the sold Tiger Ltd. company and against the original borrower of the funds. The private investment bank also has collateral provided by the original borrower of common stock of the Company in the aggregate sum of 3,500,000 proved by the original borrower to secure the funds as well as certain real estate owned by the original borrower. Therefore no additional provision has been made in the financial statements for any contingent liability as respect to the guarantee since the Company believes that the private investment firm will be able to recover such amounts guaranteed by the company from the exercise of its rights against the respective collateral.

The Company has received inquiries from persons who maintain that they have made an investment in the Company for which the Company has no records and which appear to be private transactions among various shareholders. Legal counsel has looked into the circumstances surrounding each inquiry in late 2002. Legal counsel has advised that some transactions may have taken place in the UK related the Tiger Telematics, Ltd. prior to its acquisition by the company. It is possible that fund raisers reportedly associated with Tiger Ltd. prior to its acquisition by the Company on February 4, 2002 may have raised funds through various private ventures. These transactions did not involve the Company and its officers or directors the company believes that such transactions should not be reflected on the financial statements of the Company and therefore no provision has been made for these alleged investments.

At a special meeting of stockholders on July 31, 2001, the stockholders of the Company voted in favor of the adoption of the Company's 2001 Employee Stock Option Plan ("The Plan"). The total number of shares of common stock available for grant under the Plan is 8,000,000 shares. As of December 31, 2001, no employees had been granted options under the Plan. As of December 31, 2002 3,600,000 of options have been granted under the plan. All of the options were issued pursuant to the plan at the prevailing market prices as of the date of issue of $.06. As of quarter ended March 31, 20023 2,700,000 shares of the options had vested with a further vesting of 900,000 shares occurring on February 2004(occurred) and 900,000 in February 2005.

As of December 31, 2002 the company owed an executive officer and director of the company approximately $50,000 comprised of $38,000 of salary and $12,000 of reimbursable expenses incurred on behalf of the Company. As of March 31, 2003 the Company owed that same executive officer and a director of the company approximately $79,000 comprised of approximately $72,000 of salary and approximately $7,000 of reimbursable expenses incurred on behalf of the Company.

Total interest expense on stockholder debt amounted to $3,000 for the three months ended March 31,2003. Certain additional related party transactions occurred in following quarters that are reported in Footnote K Subsequent events.

NOTE D - INCOME TAX MATTERS

The Company has net operating loss carryforwards for United States Tax purposes as of March 31, 2003 for federal income tax purposes of approximately $13 million expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance in the amount of approximately $4 million . The Company has losses off settable against future income in the UK of $3.5 million expiring in 2021. Any future benefits to be realized from the losses is dependant upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits otherwise relating to the losses off settable against future income with a valuation allowance in the amount of approximately $800,000.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE

As of March 31, 2003, the Company had a 10% note payable in the amount of $77,597.

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

In connection with this acquisition, the former Tiger Telematics shareholders agreed to convert $610,190 of their shareholder debt into Common Stock and warrants to purchase common stock at a price of $0.75 per share exercisable through December 31, 2003. The conversion rate was one share of common stock and one warrant for every $0.40 of debt. Although initiated in August, the debt of $610, 190 was actually converted in October 2002 into 1,525,475 shares of Common Stock and 1,525,475 Warrants. The warrants expired in December 2003 and were not exercised. In December 2003 the Company sold the common stock of the Tiger Ltd. Company to an unrelated third party based in Sweden that is in the business of selling and installing telephone equipment in vehicle fleets. See Report of Form 8K dated January 2003. The agreement called for the transfer of certain assets and debt from Tiger Ltd. to Tiger Europe prior to closing. The transaction was done in exchange for a Royalty Agreement from the buyer and Tiger Ltd. to pay a percentage of sales over the next 10 years. Due to the uncertainty of the future payments the Company placed a zero value on the agreement and did not record the future stream of payments on the balance sheet. In order to record the sale of Tiger Ltd. transaction the company wrote off its books the remainder value of the intangible assets of $2,103,830 comprised of the sold order book of $1,800,000 and the sold distribution agreement of $303,830.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was advised that Eagle Eye Scandinavian Distribution Ltd.)the renamed Tiger Telematics, Ltd.) was placed in insolvency liquidation during 1st quarter of 2003 by a certain creditor of the Ltd. company. See note C Related Party Transactions. No provisions have been made to the financial statements as a result of this action since the company did not record the receivable on the balance sheet as noted above.

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

The excess of the acquisition price over the tangible asset valuation was assigned to three intangible assets. Although the acquisition included intellectual property and license agreements due to the position in the marketplace and funding issues associated with the acquisition, agreements the Company believes that the good will is impaired as of June 30, 2002. The company wrote off all of the goodwill of $3,714,818 in the quarter ended June 30, 2002. The Company believes that the seller of the assets may have misrepresented the nature of the assets and the viability of the associated business at the time of the transaction. As a result the Company has retained independent legal counsel to advice it of its rights against the shareholders of the seller to recover certain sums or to rescind the entire transaction. The Company does not intend to issue the contingent shares referred to above until a final determination has been made as to the potential causes of action against the seller. The company has entered into substantial discussions with ComRoad from time to time as respect to a settlement of all outstanding obligations claims and counter claims as noted in Note K Subsequent Events.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G.    LEASE IN THE UK

On April 26, 2002 the company entered into a Lease Agreement with Christian and Timbers UK Ltd. for office premises for its subsidiary Tiger Telematics Ltd. in London, United Kingdom. The lease has a term of five years. The Company will satisfy its obligation to pay rent for the first year of the term of the lease by issuing 500,000 shares of Floor Decor's Common Stock. If the Landlord liquidates the Shares in the first year of the term of the Lease and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash. The second and subsequent years of the term of the lease shall be paid in cash. The company has recorded the full amount due for the first year of the lease as a liability of $182,636 based on the conversion rate the date the lease was consummated. The 500,000 shares issued to them are not considered issued for financial reporting purposes until such time as they are actually sold into the market by the landlord or until the liquidation guarantee is expired. These shares of commons stock have not been sold as of the date of this report have not been sold. In December 2002 the Company sold the Tiger Ltd. company. The sold company Tiger Ltd. subsequently defaulted on the lease arrangement with Christian and Timbers who sued the Company pursuant to the guarantee in the summer of 2003. The Company retained a provision on the balance sheet as of March 31, 2003 for $300,000 to reflect its best estimate of the obligation.
In October 2003 the company entered into a judgment stipulation for $300,000 to settle all obligations under the guarantee. The Company has made payments under the obligation in 2004

NOTE H - SEGMENT INFORMATION

During the first nine months of 2002 the Company operated in the flooring business in Florida, (including the period of first quarter 2002), now a discontinued operation and in the telematics product development and distribution business in Europe.

     o    Flooring Retail and Installation- now a discontinued operation
     o    Telematic product development and distribution

The accounting policies of the reportable segments are the same as those referred to in Notes A. In June 6, 2002, the company announced the discontinuation of the flooring segment and sold the assets of the flooring business on August 9, 2002. As a result the company is not disclosing segment information as it has only one segment in Telematics product development and distribution.

NOTE I - DISCONTINUED OPERATIONS:

In June 2002 the Company entered into a plan to dispose of its flooring business. The flooring business was subsequently sold on August 9, 2002. As of June 30, 2002, the Company accounted for the flooring segment as a discontinued segment. Assets of $250,000 and liabilities of $668,475 relating to the flooring business as of March 31, 2003 have been aggregated on the condensed consolidated balance sheet.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the assets and liabilities as of December 31, 2002 is as follows:

                                March 31, 2003        December 31, 2002
Assets:                       -----------------      -----------------
  Accounts receivable         $         250,000      $         517,210
                              -----------------      -----------------
    Total assets              $         250,000      $         517,210
                              =================      =================

Liabilities:
  Notes payable               $         273,763      $         273,763
  Accounts payable                         --                  575,000
  Other accruals                        394,712                724,092
                              -----------------      -----------------
                              $         668,475      $       1,572,855
                              =================      =================

Revenue included in loss from discontinued operations amounted to $2,163,158 and $3,777,000 and $298,000 for the twelve months ended December 31, 2002, 2001 and 2000 respectively.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, and had the buyer assume liabilities totaling $1,243,135. The Company will remain theoretically contingently liable on the liabilities until such time as the acquirers pay them off. In addition, the purchaser has assumed two non balance sheet operating leases for buildings with annual rents of approximately $459,480 a year that were assumed without landlord consents. These leases expire August 31, 2005 and September 30, 2005 respectively. Should the purchaser not meet these obligations they might become the obligations of the company. A shareholder of the company who has since filed a personal Chapter 11 bankruptcy personally guarantees these leases. As of December 31, 2003 the accounts receivable $633,475 represents the obligation of the acquirer to pay the remaining liabilities of discontinued obligations that were assumed and for which the company is contingently liable. Due to the bankruptcy of the buyer of the assets, the Company made a provision for $383,475 for the write-down of the receivable from MINIME that represented payments to creditors for which the Company may be contingently liable. The company also made a provision for $376,292 and for $295,879 for the two leases that were assumed by MINIME. The total provision was for $1,055,745 The Company is uncertain as to its liability since one of the leases and most of the outstanding obligations for payables are to a subsidiary of a subsidiary of the Company. In June 2002 the bankruptcy court dismissed the proceeding of MINIME. The Company is carrying the contingencies until such time it can settle with the parties or pass the time for which it obligations remain owed contingently. In See note K Subsequent Events.

Revenue included in loss from discontinued operations amounted to $0 and $1,144,695 for the three months ended March 31, 2003 and 2002 respectively.

NOTE J - BUSINESS CONSIDERATIONS

For the year ended December 31, 2002, the Company incurred net losses of over $13 million . For the first three months of 200, the losses were $579,105. Although approximately $7 million of the loss in 2002 was from the non-cash write-down of impaired good will, the Company had negative cash flows from operating activities of approximately $x for the year ended December 31, 2002 and negative cash flows from the operations although the cash flow from operating activities for the first three months of 2003 was positive due to a reduction in assets and an increase in liabilities..

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworxx has further strained the Company's cash flow in 2002. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note C. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continued to support the operation with substantial loans to sustain operations as reported and note C.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional shares were issued in first quarter of 2003 to sustain operations and in the remaining quarters since, see Note K Subsequent Events. The issuance of the shares permitted raised funds and obtained goods and services that continued the operations of the Company. The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. The fund raising of $10 million that the company was seeking via Jefferies in late 2002 was not successful. The Company has raised funds in 2003 from the issuance of common stock shares see not K Subsequent Events. The Company continues to seek equity and bank financing from various sources. However, there can be no assurance that additional financing, capital or other form of debt financing will be available, or if available on terms reasonably acceptable to the Company. The company continued to issue shares of Common Stock in first quarter 2003 to settle obligations due for payment and to secure necessary services.

The Company plans to continue the product development and distribution business in the UK. This is going forward as planned but slower than anticipated due to a lack of funding. The Company is concluding development of its next generation fleet product and its new GPS products including Gametrac recently renamed Gizmondo. The company has mothballed and then disposed of the assets and business of its acquired assets of Comworxx (acquired on June 25, 2002 by the wholly owned subsidiary Tiger USA. It no longer plans to launch these products due to the high related cost of the product relative to the projected sales price available for such products in the U.S. consumer retail marketplace. The Company wrote off its entire investment in the purchase agreement in 2002. The Company hired legal counsel to advise its rights and causes of action against the seller of the assets and its shareholders possible misrepresentations in the purchase agreement that a viable business existed. The Company has entered into substantial negotiations with the sellers and continues actively in such discussions.

The Company's ability to continue as a going concern is totally dependent upon its ability to raise sufficient equity or debt capital to accomplish these objectives and to offset any future operating losses that may be incurred until positive cash flows can be generated from operations. In the current economic environment this has not been easy task. Management intends to raise capital by issuing shares as required to fund working capital needs although there are no assurances of success.

NOTE K. -  SUBSEQUENT EVENTS.

1. Bankruptcy of acquirer of Flooring Floor Decor LLC.

On April 9, 2003 the buyer of the flooring assets MINIME doing business as Floor Decor LLC. Filed a Chapter 11 bankruptcy. On April 17, 2003 they conducted a Bankruptcy Court authorized liquidation sale of the assets of the business. As of April 30, 2003 they ceased operation and are no longer in business. In June 2003 the bankruptcy court dismissed the case since all assets of the entity had been disposed of pursuant to bankruptcy court order. The Company made a provision as of December 31, 2002 for $383,475 for the write-down of the receivable from MINIME that represented payments to creditors for which the Company may be contingently liable. The company also made a provision for $376,292 and for $295,879 for contingent liability for the two leases that were assumed by MINIME. The total provision was for $1,055,745. The provision represents the remaining amounts due under the lease agreements for which the company may be contingently liable despite the protections from liability provided in the Asset Purchase Agreement. As a result of the dismissal of the bankruptcy case the company believes that it has no further liability for the accrued leases but continues to maintain the reserve until such time as it can obtain a legal opinion as to the same.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Equity transactions. Common shares issued for goods and services and for financing the company's working capital needs.

In second quarter 2003, in order to obtain various goods and services including consulting services, the Company issued 450,000 shares for services valued at the then market rate of $.03 per share and expensed $15,000. All of the shares issued were restricted stock subject to Rule 144 of the Securities Act. The Company settled its dispute with an equity advisor and issued 2,400,000 as discussed in Note C Equity Transactions. The transaction included a release of all indebtedness actual or alleged by the advisor as respect to the Company. The Company issued 8,046,221 in shares to raise (pound)175,000 converted at $290,309 for use in its UK subsidiary for working capital and product development expenses. The shares were issued in private placement transactions to qualified investors or strategic partners or providers of services and goods to the Company. pursuant to subscription agreements to sophisticated or accredited or foreign investors or corporations at per share prices ranging from $.02 to $.04 per share recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreements if appropriate.

In third quarter, 2003, the Company issued 1,700,000 shares for goods and services at the market rate of $.02 per share at the time issued and expensed $34,000 for the services. The Company issued 22,940,327 in common shares in private placement transactions to qualified investors of strategic partners or providers of services and goods to the Company to rise as converted into dollars from sterling $600,889 for use primarily in its UK subsidiary for working capital and product development expenses. The shares were issued pursuant to subscription agreements to sophisticated or accredited or foreign investors or foreign corporations at per share prices ranging from $.01 to $.04 per share. The shares were recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreement if appropriate. In some instances due to the timing of the receipt of funds and the associated bank confirmations required from the subsidiary prior to issuing the shares, the shares may be issued in a quarter following the actual receipt of funds as shown on the financial statements.

In fourth quarter, 2003, the Company issued 4,537,500 shares for goods and services at the market rate of $.02 to $.05 per share at the time issued and expensed $142,875 for the services. $100,000 of the services related to advisory services in the UK related to some of the share subscription agreements issued below. The Company issued 29,514,300 in common shares in private placement transactions to qualified investors of strategic partners or providers of services and goods to the Company to raise cash as converted into dollars from sterling $1,503,997 for use primarily in its UK subsidiary for working capital and product development expenses. In some instances due to the timing of the receipt of funds and the associated bank confirmations required from the subsidiary prior to issuing the shares, the shares may be issued in a quarter following the actual receipt of funds as shown on the financial statements. The Company raised an additional $1,600,000 in late 4th quarter for which shares were not issued until after year end 2003. The shares were issued pursuant to subscription agreements to sophisticated or accredited or foreign investors or foreign corporations at per share prices ranging from $.01 to $.05 per share. The shares were recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreement if appropriate.

The company converted debt to holders unrelated to the Company in any way in separate agreements with the respective parties for 851,300 shares or $36,027 of debt at a rate ranging from$.02 to $.05 as negotiated with the respective parties who were represented by independent counsel.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1st quarter, 2004, the Company issued 10,585,000shares for goods and services at the market rate of $.02 to $.05 per share at the time issued and expensed $305.383 for the services. Five million of the shares were issued to an employee of the Gametrac subsidiary. $125,000 of the services related to advisory services in the UK related to some of the share subscription agreements issued below and were issued to a stockholder who is currently a consultant to the Gametrac Europe Ltd subsidiary. The Company issued 58,053,778 in common shares in private placement transactions to qualified investors of strategic partners or providers of services and goods to the Company to raise cash as converted into dollars from sterling $2,977,833 for use primarily in its UK subsidiary for working capital and product development expenses. The shares were issued pursuant to subscription agreements to sophisticated or accredited or foreign investors or foreign corporations at per share prices ranging from $.03 to $.20 per share. The shares were recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreement if appropriate. There was also a debt conversion of $45,000 greed to in 4th quarter 2003 and completed in January 2004 for the issuance of 1,125,000 shares at a negotiated sum of $.04 per share. The Company raised an additional $1,500,000 in first quarter 2004 which was contributed to the Company by two large shareholders who sold their share position in private transactions for which the Company entered into an to replace the shares at the same per share price that the firms sold their shares of the Company to various unrelated private investors.

As to all recent sales of unregistered securities at the time of each issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor or a foreign investor exempt from the Securities Acts requirements. Each had access to financial information available in public markets and was offered the opportunity to review any documents that they requested prior to making said investment.

3. Conversion of debt to equity

No debt was converted to equity in first quarter ended March 31, 2003. See #4 below and #2 above for further conversions of debt.

4. Tiger Telematics - Loans from stockholders.

The Company borrowed approximately $187,000 from a shareholder of the Company who is associated with Tiger Telematics, Europe, Ltd. The loan is evidenced by non-interest bearing promissory notes.

In May 2003 the company borrowed $10,000 in a convertible demand loan with interest of $500. for 20 days in order to meet working capital needs. The loan provides that it in event it is not timely repaid as due it can be converted into restricted 144 Rule common stock of the company at the lowest quoted price for the Company's shares or the lowest conversion price or shares issuance by the Company at the discretion of the creditor. In June 2003 the loan was converted into common stock of the Company at the rate of $.01 per share.

During the fourth quarter of 2003 the company converted the then outstanding debt to stockholders of the UK Ltd. company to common stock at the rate of $.02 which was the market price of the common stock as of the date that the agreements were entered into in August 2004 with the numerous debt holders for debt of (pound)886,000 at the time converted at 1.58 to $1,400,000. The Company issued 70 million shares of common stock in the conversion of this debt to common stock. The debt conversion negotiated based on arms length transaction did involve certain officer and directors of the Company and or its Gametrac Europe Ltd subsidiary. In addition the Company converted certain additional debt owed to a non-officer non director shareholder whom the Company was indebted to for (pound)143,500 converted at 1.58 to $226,730 and issued at $.02 per share 11,336,500 million shares of its common stock. That person became affiliated with the Company in April 2004 as a Head of Investor Relations in an agreement unrelated to the above transactions.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.Shareholder approval of increase in authorized share capitalization.

At a stockholders meeting as (properly adjourned) on May 9, 2003 shareholders of the company approved an increase in authorized shares authorized by an additional 150,000 shares from 100,000 shares to a new total authorized of 250 million shares effective as of that date.

At a stockholders meeting as (properly adjourned) on January 16, 2004 shareholders of the company approved an increase in authorized shares authorized by an additional 250,000 shares from 250,000 shares to a new total authorized of 500 million shares effective as of that date.

7. Press releases on product development progress and strategic partners of the Company.

In order to accomplish the difficult task of converting the Gametrac idea into an actual product, the Company over the past seven months, has entered into several strategic partnerships with some of the most reputable design, engineering, software, manufacturing, and public relations companies in the world. Below is a compilation of strategic relationships that the company announced in various public press releases since second quarter 2003 to date.

In the third quarter 2003 the Company entered into a joint venture with Plextek, one of the largest independent electrical design and consulting firms in the UK. Within weeks, a strategic partnership was formed with Synergenix Interactive AB, regarding the use of Morphum games on Gametrac's mobile gaming platform.

The Company entered into a strategic partnership with Intrinsyc Software International, a Microsoft Gold Level Windows Embedded Partner, and elected to utilize Windows CE.NET as Gametrac's operating system.

Working together with Xilinx, another huge firm that's widely respected throughout the electronics industry, Plextek and Intrinsyc produced for the Company the initial Gametrac units that were displayed at the 2004 Consumer Electronics Show in Las Vegas in January 2004.

The Company announced collaboration with Fathammer Alliance, a leading supplier of advanced 3D graphics and game technologies for mobile platforms, a move that that the Company believes will assure that the quality of the games is consistent with the quality of the device.

A strategic partnership between the Company and MINICK was announced. MINICK has already built one of the largest premium messaging networks in Europe, and operates its own SMS & MMS centers that connect directly to mobile networks. This partnership sets the stage for Gametrac units serving as a platform that allows the Company's Smart Advertising (Smart Adds) service.

Then in late February 2004 it was announced that Gametrac will be using Samsung's world-class S3C2440 Mobile Applications Processor. The Company believes that Samsung, known for its distinguished multimedia and gaming experience, was an excellent addition to the team and will help assure that Gametrac's performance remains one of the fastest on the market.

In early March the Company announced its plans to use a cutting-edge audio IC, a single chip MIDI synthesizer, that's made by respected audio specialist Micronas, a move that will provide Gametrac units with notably superior audio quality.

The Company announced its attendance at industry shows where the new handheld device has been displayed including CeBit in Hanover Germany in March 2004 and the yet to be held E-3 in Los Angeles in May 2004.

In March 2004 the Company created a new wholly owned Delaware subsidiary Gametrac USA Inc. to handle future marketing and potential distribution if and when the Company determines to launch the product in the United States. The unit has not been made operational to date.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the production front, the Company announced in mid-December that Celestica, a huge and respected worldwide leader in delivering innovative electronics manufacturing services (EMS), will be providing Gametrac with manufacturing services.

In late March 2004 the Company signed an agreement with CATIC, a giant State-Run
Chinese  conglomerate,  which  involved  "...  sales,  distribution,   technical
support, and numerous other joint ventures for all Chinese regions,"

In early April the Company announced that it had selected Ogilvy Public Relations Worldwide as its Agency of Record. Ogilvy currently represents some of the most reputable companies in the consumer-oriented electronics industry, including but not limited to Cisco, Dell, HP, Microsoft, NCR, Oracle and Xilinx.

The Company has some funds expended in developing several related concepts associated with marketing its Gizmondo device related to game development, music and film. The Company has also negotiated for potential acquisitions of related entities involving game development and modeling but no definitive arrangements have been agreed to. The Company has entered into an agreement to sponsor a formula one driver as a part of marketing the Gizmondo, which will be announced in the near future when all aspects of the agreement are concluded and finalized.

5. Litigation.

In March 2004 Jordan Grand Prix Ltd. filed suit against the Company in the UK alleging violation of the Sponsorship Agreement entered into between the Company and Jordan Racing in July 17, 2003 and a related Letter Agreement dated in July 2003. The sponsorship agreement was meant to assist in marketing the companies new hand held gaming device and to correspond with its launch. The launch was delayed from its anticipated time frame. Jordan sued the Company for $3 million and alleges that the Company defaulted in a payment due on January 1, 2003 of $500,000 under the sponsorship agreement and a payment for $250,000 due on the same date under a separate letter agreement. On February 26, 2004 Jordan sent the Company a letter where they formally and officially terminated both agreements for the aforementioned alleged defaults. The Company believes that it has good defenses to the suit and has filed a defense in UK courts and is considering filing a countersuit against Jordan Racing in the matter in the upcoming months. As no amounts were due as of the date of these financial statements, no provision has been made on the financial statements for this litigation.

In March 2004, the Company and it's Gametrac Europe Ltd. subsidiary were sued in the UK in a trademark infringement suit by IN 2 Games Ltd. to recover over (pound)150,000 alleging that the use of the project name Gametrac for its multi-entertainment handheld device that is in development and the use of Gametrac in the name of the subsidiary was an infringement on their registered trademark in the UK "Gmetrak". The company contested the suit and anticipates a speedy resolution as it agreed to a trial in May 24, 2004 in an agreement between it and In2 Games Ltd. approved by the court. The Company had previously planned to announce the name of its new device in May at E-3 show in LA but went forward and announced the new name Gizmondo in April 2004. The company has also taken steps to remain the Gametrac Europe Ltd. subsidiary to Gizmondo Europe Ltd. The company anticipates that with the new product name change announcement and its step to rename the subsidiary in the UK that it will be able to resolve the litigation on an amicable basis although no assurances can be given. No provision has been made on the financial statements for the litigation.

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

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company" previously named Floor Decor, Inc.) is the parent company of three subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The company announced the discontinuation of the flooring segment on June 6, 2002 and sold the assets on August 9, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which develops and provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002 the company set up its third subsidiary Tiger Telematics USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Sarasota, Florida based entity that provides telematic products and services to the business to consumer segment in the United States. That business suspended operations and disposed of its assets in 2nd quarter of 2003. . In December 2003 the Company sold Tiger Ltd. And started Tiger Europe Ltd. to develop Telematics and related products using the GPS function.


Telematics

On February 4, 2002, the Company acquired Eagle Eye Scandinavia Distribution, Ltd, and changed its name to Tiger Telematics Ltd. The consideration paid in this transaction consisted entirely of shares of the Company Common Stock, as was reported in the Company's Current Report on Form 8-K dated February 19, 2002. The business was sold in December 2002 but the company set up another Company Tiger Europe Telematics, Ltd (rename Gametrac Europe Ltd. to continue to develop and market telematic products.

Gametrac Europe Ltd. is an early stage company engaged in the development and distribution of telematics and related products. Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering.

On June 25, the company created a wholly owned subsidiary Tiger Telematics, USA, Inc. that acquired the assets and certain liabilities of Comworxx Inc. as disclosed in the note G to financial statements. That subsidiary is currently in a dormant state having disposed of the business and assets of the unit.

The Company's primary focus beginning in third quarter 2003 has been on the development of a new handheld wireless product project name gametrac that was recently renamed gizmondo. In additional to being an exceptional gaming device, Gizmondo also performs the following functions: It serves as a movie player, allowing users to view full-feature videos using the unit's built-in SD Card slot; it functions as an MP3 player permitting users to download, store, and listen to select audio files; it's an SMS & MMS messaging facility that lets users easily send text, image, and music files; and it sports a neat, high-resolution digital camera.

Gizmondo's also equipped with a unique global positioning system; it's wired for GSM tri-band networks so it can be used in 5 continents; it supports Bluetooth wireless capabilities, which allows not only multi-player competition, but also makes connecting to any enabled device a snap; it has UBS capabilities; and with its removable memory cards, it provides users with unlimited storage.

In addition to having more features than any competing units, Gizmondo's also equipped with a 400 MHz Samsung processor and a built-in 64-bit graphics accelerator and, it's the only mobile gaming unit that uses Microsoft Windows (CE.NET) as its operating system.

The Company anticipates bringing the Gizmondo product to the market in the summer of 2004 although assurances can be given. The coming is focused on the rapidly growing mobile gaming industry, at this point it's impossible to reference any industry averages or trend rates because it's such a new industry. At present, it appears Gizmondo's primary competition will come from Sony's new PSP and Nintendo's new dual screen unit called DS. Another smaller but noteworthy industry member is Tapwave, with its PDA-like Zodiac models, which have mobile gaming capabilities. And Nokia with its gaming cell called N-Gage, which Nokia is reportedly to re-design and eventually re-introduce.

And while Sony and Nintendo remain as truly formidable competitors with much more assets and capital then the Company, the Company anticipates for a much earlier launch date than either one of them.

Three months-ended March 31, 2003 compared to the three months ended March 31, 2002

Below is a summary of the results of the company for the nine months ended March 31, 2003.

Net Sales: The Company's net sales were $1,050 in the first three months of 2003.compared to $28,520 for the same period in 2002 from continuing operations. This is principally due to not having unit sales from the sold entity of Tiger Ltd.(sold in December 2002) that reported sales in the comparable period of the first three months of 2002. With the new start up Tiger Europe Ltd. the company was focused in first quarter 2003 on building its next generation of product with enhanced features and in developing accounts and doing trails in the rental car business areas. In first quarter 2003 trials were under way at a rental car a concern. Those trials were concluded successfully in second quarter 2003 but a contract was not received from the enterprise.

Gross Profits: Gross profits were $(2,238) for the first three months of 2003 compared to $(2,496) for the first three months of 2003. The telematics products reported negative gross profits as part of the initial strategy used to introduce its new product in the marketplace. A critical mass of shipments is a key to improving the gross profit margin. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. The company has a substantial expertise in software development, which will improve gross profit in future quarters. The company expended funds in the first three months in the development of an improved fleet product with enhanced features. The Company has made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to gaming handheld entertainment device.

Selling Expenses: Selling and marketing expenses for the first three months of 2003 were $40,102 compared with $124,403 for the same time period in 2002. Much of the $84,000 reduction can be attributed from not having the costs of the divested Tiger Ltd. which was in the first quarter of 2002 and the transformation of the company into a development concern with a focus on selling to rental car concerns. Most of this actual cost related to the establishment of potential orders for rental car Telematics products and a UK based motor bike company that produced motor bikes in China.

General and Administrative Expenses: General and administrative expenses for the first three months of 2003 were $504,988.67 compared to $828,586 or down over $300,000. This decrease came from the lower costs with the divestiture of Tiger ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduce cost rate in 2003 first quarter as compared to the same time period in 2002. A significant reason for actual costs incurred in 2003 to date of being a public company, primarily fees for accounting, legal, and professional services. These fees were approximately $181,475 in the first three months of 2003 although some of the expenses were normal fees of running any business. Expenditures were made configure the product to obtain to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of Tiger's telematics devices. Expenditures have been made in developing several new products including Child Tracker devices(since terminated) and gaming handheld devices. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. Tiger Telematics, Inc. anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy.

Other Expenses: Other expenses for the first three months of 2003 were $31,616 as compared to $28,320 for the first three months of 2002. Other expenses consisted of interest expense on loans of $10,760 and currency translation adjustments of $20,856. The currency translation adjustment accounted for virtually all of the increase in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Ltd. in February 2002 and carrying foreign based assets on the balance sheet. Interest in 2003 of $10,760 is $11,596 lower or about 100% less than in the first three months of 2002 as the company converted certain interest bearing debt to common stock during the 4th quarter of 2002.

Net Loss from continuing operations: The Company reported an operating loss of $547,489. in first quarter of 2003 compared to $955,485 for the same time period in 2002. The loss was lower due to the costs associated with the divested Tiger Ltd. No longer included in operations since it was sold and the cost reductions undertaken in late 2003. Management does anticipate that its losses in future quarters will grow materially as it expenses trial costs for its Telematics products into the rental car industry and it expenses development cost for its new products of GPS and gaming device Gizmondo. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $0 in the first three months of 2003 as compared to a $189,390 loss in the same time period in 2002. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: The Company incurred a total loss of $579,105 for the first three months of 2003 as compared to a loss of $1,173,195 for the first three months of 2002. The difference of nearly $600,000 reduction is attributed the divestiture of Tiger Ltd. and not having its losses in 1st quarter 2003 results and the cost reductions taken in late 2002 that helped results for the first quarter of 2003. There will be no discontinued operation impacting 2003 going forward. The UK subsidiary will incur costs in the development of its new products and in marketing its Telematics products. The anticipates that future net losses per quarter will be considerable higher then in first quarter as the company increases the expenditures in product development for Gizmondo and marketing in moving products to the market.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In 2002 and during 2003 the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties and through the issuance of shares of commons stock. Without such equity funding the Company would not have been able to sustain its operations.

In the three months ended March 30, 2002, the Company's working capital improved slightly This was the result of in current assets, consisting of decreases in accounts receivable of $86,567, inventory of $132,580, prepaid expenses and other current assets of $82,821, and assets of discontinued operations of 267,210, offset by increases in current liabilities, consisting of increases in accounts payable of $394,161, accrued expenses of $695,050, and increased by a reduction of liabilities to stockholders of $202,413 and liabilities of discontinued operations of $904,380. $1,062,794 of the payables relates to Tiger USA, and reflects contingent liabilities allegedly assumed in the purchase agreement. These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc although they are carried as Accounts Payable on the Consolidated Balance Sheet. As discussed in Note J. Business Considerations to the Consolidated Financial Statements the Company has hired a legal counsel to analyze and advice as to potential liabilities arising from the purchase of the assets of Comworrx and associated causes of actions against the seller and its shareholders. The Company has been in continued recent discussion with the seller regarding a settlement of the obligations. Also, in the three months ended March 31, 2003 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity not fully offset by continued loans from stockholders. The Company also retired $93,100 of obligations in first quarter by issuing shares of commons stock.

Certain creditors of the company's Tiger Ltd. have made formal demands on the Company for repayment of indebtedness for services or products ordered by the company. To date, the company has been able to meet those demands with payments or enter into acceptable payment arrangements but without additional funding these demands can not be met in the future.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock principally from accredited foreign investors. Se also Note K Subsequent Events. On August 9, 2002 the Company sold the assets of the flooring division including this inventory, which improved liquidity requirements during the balance of 2002 and in its quarter of 2003 as the purchaser retired certain obligations which were removed from the Company's balance sheet. The Company continued to issue shares of Common Stock in the first quarter and subsequent quarters of quarters of 2003 to retire certain obligations due for payment.

The Company incurred operating losses in 2000 and in the first three months of 2003 of $13,500,00 and $579,000 respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement transactions.

In October 2002, certain stockholders converted $455,176 of debt into Company Common Stock which reduced debt and improved liquidity in the balance sheet. The Company anticipates further cash assistance in the form of loans from its stockholders to assist in liquidity while the Company raises additional capital although no assurances can be given that they will be able or willing to continue such support. The sale of the assets of the flooring segment on August 9, 2002 helped liquidity as liabilities assumed were less than assets sold and the Company no longer required to fund the operating losses and working capital needs of that flooring segment going forward.

The Company evaluated the business of its acquired assets of Comworxx (acquired on June 25, 2002 by the wholly owned subsidiary Tiger USA, Inc), to determine the appropriate time if ever to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full in Second Quarter 2002. The Company retained legal counsel to review its options under the purchase agreement that acquired these assets. Although over a year has gone by the Company is in recent serious discussions with the shareholders of the seller for modification of the terms of the purchase agreement due in part to potential misrepresentation in the purchase agreement that Comworxx was a viable business. They want certain payments they allege are called for under the Purchase Agreement the Company has had numerous discussions with the sellers in regards to a settlement agreement and such discussions are being continued. The Company cancelled the launch of the product permanently. The Company effectively mothballed the operations of Tiger USA and discontinued those operations, and sold the assets in partial payment to the landlord of the facility used by the business assets bought by Tiger USA.

The Company will seek to raise additional equity financing as needed to fund the development and the launch of the Gizmondo product as needed. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will meet its liquidity of capital needs for the next twelve months through equity financing but no assurances can be given that this will occur. As the company continues to experience negative operating results in 2003 and 2004, the Company's liquidity will remain strained. The Company is dependent upon financing from its shareholders and from the sale of common stock of the company. There can be no assurances that the Company will be able to continue to obtain this funding from external sources. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

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

Item 3.    Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.    Other Information


Item 6.    Exhibits and Reports on Form 8-K
           Form 8K dated January 4, 2003
           Form 8K dated January  22, 2003
           Exhibit 31.1  Form 302 Certification.
           Exhibit 32.1  Certification Section 906 of Sarbanes-Oxley Act of 2002




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER TELEMATICS, INC.

/S/ Michael W. Carrender     Chief Executive Officer, Director     April 23,2004
------------------------     and Chief Financial Officer
Michael W. Carrender         For the Registrant