Form 10-Q
period 2003-06-30
TIGER TELEMATICS INC
filed 2004-04-30
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                 (904) 279-9240
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x          No
                               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding as of
Class                                     March 31, 2004
---------------------------               ---------------------------
Common Stock, Par                         316,216,415
Value $0.001 per share

                                    CONTENTS

                                                                       Page
                                                                       ----


Financial Statements

     Condensed Consolidated Balance Sheets                              F-1

     Condensed Consolidated Statements of Operations                 F-2 - F-3

     Condensed Consolidated Statement of Stockholders' Deficit          F-4

     Condensed Consolidated Statements of Cash Flow                  F-5 - F-6

     Notes to Condensed Consolidated Financial Statements            F-7 - F-21


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                     2003               2002
                                                                 (unaudited)
                                                               ---------------    ---------------
Assets
Current Assets
        Cash                                                   $        18,209    $        (1,672)
        Accounts receivable, less allowance for doubtful
            Accounts, June 30, 2003 $0; December 31, 2002 $0             6,882            116,648
        Advances to officers and employees                                --                 --
        Inventories                                                     66,201            195,576
        Prepaid expenses and deferred income                             1,111             83,545
        Assets of discontinued operations                                 --              517,210
                                                               ---------------    ---------------
        Total Current Assets                                            92,403            911,308
Property and Equipment, net                                            228,494            237,196

Deposits and Other Assets                                                 --                 --
                                                               ---------------    ---------------
        Total Assets                                           $       320,897    $     1,148,504
                                                               ===============    ===============

Liabilities and Stockholders' Deficit
Current Liabilities
       Accounts payable                                        $     1,967,958    $     1,449,326
       Amounts due stockholders                                        916,981          1,210,785
       Notes payable                                                    53,835             86,262
       Accrued expenses                                              1,993,413          1,961,085
       Customer deposits                                                  --                 --
       Liabilities of discontinued operations                        1,090,646          1,572,855
                                                               ---------------    ---------------
                       Total current liabilities                     6,022,833          6,280,313
                                                               ---------------    ---------------

Long term debt                                                         166,757            175,736

Stockholders' Deficit
      Common stock, at par value                                        88,213             73,813
      Authorized 250,000,000 shares, issued 95,572,647
       June 30, 2003 ; Authorized 100,0000,000
       80,186,426 December 31, 2002 shares

      Additional paid in capital                                    10,900,725         10,279,953
      Subscription receivable                                             --                  (36)
      Accumulated deficit                                          (16,857,627)       (15,661,275)
                                                               ---------------    ---------------
                                                                    (5,868,693)        (5,307,545)
                                                               ---------------    ---------------
                                                               $       320,897    $     1,148,504
                                                               ===============    ===============


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three Months ended June 30,
                                                     ----------------------------------
                                                           2003                2002
                                                     ---------------    ---------------
Net sales                                            $        (9,297)   $         1,063
Cost of goods sold                                            (1,013)            41,625
                                                     ---------------    ---------------
               Gross Profit                                  (10,310)           (40,562)
                                                     ---------------    ---------------

Operating expenses
      Selling expense                                         18,659            124,758
      General and administrative expense                     387,875          2,024,758
                                                     ---------------    ---------------
               Total Operating Expenses                      406,534          2,149,516
                                                     ---------------    ---------------

               Operating loss                               (412,291)        (2,190,078)
                                                     ---------------    ---------------

Other income (expense)
      Impairment of goodwill                                    --           (3,714,818)
      Currency Translation Adjustment                         65,940            (42,528)
      Interest expense                                       (13,618)           (16,263)
                                                     ---------------    ---------------
                                                              52,322         (3,773,609)
                                                     ---------------    ---------------
Loss from continuing operations                             (359,969)        (5,963,687)
Loss from discontinued operations                               --             (164,040)
                                                     ---------------    ---------------
               Net loss                              $      (359,969)   $    (6,127,727)
                                                     ===============    ===============

               Basic and diluted net loss per
                 common share                        $      (0.00379)   $       (0.0889)
                                                     ===============    ===============
               Basic and diluted net loss from
                 Continuing operations per share     $      (0.00379)   $       (0.0865)
                                                     ===============    ===============

               Weighted average shares outstanding
                  (Basic and diluted)                     95,572,647         68,939,255
                                                     ===============    ===============


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Six Months ended June 30,
                                                     ----------------------------------
                                                          2003                2002
                                                     ---------------    ---------------

Net sales                                            $        (8,247)   $        29,583
Cost of goods sold                                            (4,301)            72,641
                                                     ---------------    ---------------
               Gross Profit                                  (12,548)           (43,058
                                                     ---------------    ---------------

Operating expenses
      Selling expense                                         58,761            249,161
      General and administrative expense                     875,690          2,853,344
                                                     ---------------    ---------------
               Total Operating Expenses                      934,451          3,102,505
                                                     ---------------    ---------------

               Operating loss                               (959,902)        (3,145,563
                                                     ---------------    ---------------

Other income (expense)
      Impairment of goodwill                                    --           (3,714,818
      Currency Translation Adjustment                         45,085            (48,491)
      Interest expense                                       (24,379)           (38,620)
                                                     ---------------    ---------------
                                                              20,706         (3,801,929)
                                                     ---------------    ---------------
Loss from continuing operations                             (939,195)        (6,947,492)
Loss from discontinued operations                               --             (353,430
                                                     ---------------    ---------------
               Net loss                              $      (939,195)   $    (7,300,922)
                                                     ===============    ===============

               Basic and diluted net loss per
                 common share                        $      (0.00989)   $       (0.1106)
                                                     ===============    ===============
               Basic and diluted net loss from
                 Continuing operations per share     $      (0.00989)   $       (0.1053)
                                                     ===============    ===============

               Weighted average shares outstanding
                  (Basic and diluted)                     89,245,365         66,000,693
                                                     ===============    ===============


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (unaudited)


                                                    Common Stock           Additional
                                                    ------------             Paid in     Subscriptions  Accumulated       Total
                                               Shares         Amount         Capital      Receivable      Deficit        Deficit
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance (deficit) at December 31, 2002        80,186,426   $     73,813   $ 10,279,953   $        (36)  $(15,661,275)  $ (5,307,545)

Issuance of common stock and warrants          8,046,221          8,046        273,262           --             --          273,262

Common Stock issued in satisfaction of
       Obligations                             4,440,000          4,440        113,660           --             --          118,000

Common stock issued in settlement of a
dispute as adjusted for agreement
(previously included in capital but shown
as not issued)                                 2,400,000          2,400        249,400           --             --          251,800


Net Loss                                            --             --             --             --         (939,195)      (939,195)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance (deficit) at June 30, 2003            95,072,647         88,213   $ 10,900,725   $        (36)  $(16,857,627)  $ (5,868,693)
                                            ============   ============   ============   ============   ============   ============


*excludes 500,000 actually issued but not considered issued for statement purposes See footnotes.


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           Six Months ended June 30,
                                                                        --------------------------------
                                                                             2003              2002
                                                                        --------------    --------------
Cash Flows From Operating Activities
    Net loss                                                            $     (939,195)   $   (7,300,922)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
        Depreciation and Amortization                                           34,509            98,798
        Currency translation adjustments                                       (65,940)           48,491
        Changes in assets and liabilities                                      567,127           694,828
        Interest on notes payable and stockholder loans
          Capitalized to principal balances                                       --              23,144
        Write down of deposit                                                     --             100,000
        Impairment of goodwill on asset acquisition                               --           3,714,818
        Obligations paid with common stock                                     118,000           930,000
                                                                        --------------    --------------
               Net cash used in operating activities                          (285,499        (1,790,843)

Cash Flows From Investing Activities
    Cash received from acquisition of Tiger Telematics                            --                 787
    Advances to Comworxx                                                          --             (50,000)
    Proceeds from sale of property and equipment                                  --
    Purchase of property and equipment                                            --             (54,094)
    Collection of advances to officers and employees                              --              26,029
    (Increase) decrease in deposits and other assets                              --              20,000
                                                                        --------------    --------------
Net cash (used in) provided by investing activities                               --             (72,338)
                                                                        --------------    --------------
Cash Flows From Financing Activities from continuing
operations

    Issuance of common stock and warrants                                      525,062           876,673
    Interest on Notes payable                                                     --                --
    Advances to employees                                                         --                --
    Loans and advances from stockholders                                          --           1,275,810
    Increase in excess of outstanding checks and bank balances                  44,562           187,880
    Repayments to stockholders                                                (293,804)         (479,513)
                                                                        --------------    --------------
               Net cash provided by used in financing activities               (18,209)        1,842,850
                                                                        --------------    --------------
               Net change in cash                                                 --             (20,331)


Cash:
    Beginning                                                                     --              20,331
                                                                        ==============    ==============
    Ending                                                              $       18,209              --
                                                                        ==============    ==============

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                              $       24,379    $       15,476
                                                                        ==============    ==============
Supplemental Disclosure of Non-cash Investing and Financing
       Activities
        Common Stock issued in payment of obligations                   $      369,800    $      930,000
                                                                        ==============    ==============
        Common Stock issued in exchange for subscriptions receivable    $         --      $         --
                                                                        ==============    ==============
        Conversion of Notes Payable and Amounts Due Stockholders into
        Common Stock                                                    $         --      $      922,723
                                                                        ==============    ==============



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (unaudited)


                                                                             2003              2002
Acquisition of Tiger Telematics:
     Working capital acquired, net of cash $787                         $         --             144,917
      Distribution Agreement                                                      --           2,800,000
      Order Book                                                                  --             463,050
      Property and Equipment                                                      --               1,463
     Amounts due to stockholders                                                  --            (610,190)
     Common Stock issued                                                          --          (2,800,000)
                                                                        --------------    --------------
     Cash received                                                      $         --                 787
                                                                        ==============    ==============




                                                                             2003              2002
Acquisition of Comworxx, Inc.:
     Working capital acquired,                                                    --            (957,063)
       Property and equipment                                                     --             280,629
       Goodwill                                                                   --           3,714,818
       Other assets                                                               --              15,470
       Notes payable assumed                                                      --              (8,664)
     Common Stock issued                                                          --          (3,045,190)
                                                                        --------------    --------------
     Cash received                                                      $         --                --
                                                                        ==============    ==============


See Notes to Consolidated Financial Statements.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of June 30, 2003 and the three months and six months ended June 30, 2003 and 2002 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the company's accounting policies, refer to the consolidated financial statements and related notes included in the company's Annual Report on form 10-K for the year ended December 31, 2002 and 2001. The condensed consolidated financial statements for the quarter ended June 30, 2003 were reviewed by UK outside independent accountants and not fully reviewed in consolidation .Upon completion by accountants the statements will be amended to this Form 10Q will be made as appropriate.

The balance sheet at December 31, 2002 is derived from the financial statements in Annual Report on Form 10-K for the year ended December 31, 2002. The Company decided to file that Form 10K report without those audit opinions and amend subsequently with those opinions in order to provide the most up to date and current information to its shareholders and investors. The Company believes that based on the extent of work completed to date, that the financial statements and associated balance sheet contained herein will not be materially altered in the amended Annual Report on Form 10K. The consolidated financial statements include the accounts of Tiger Telematics, Inc, the public held parent company, Tiger Telematics, USA, Inc.( a near dormant subsidiary, Tiger Telematics, Europe, Ltd., beginning December 2002 and the operations of Tiger Telematics, Ltd. through the December 17, 2002 date of its divesture when sold to an unrelated third party corporation based in Sweden and the discontinued operations of, Floor Decor LLC, and Media Flooring, Inc. through the date of their divesture on August 8, 2003. The Company started Tiger Telematics Europe Ltd. in December 2002 and a related entity Childtracker Ltd. that was a development entity that existed as a part of Tiger Telematics, Ltd. to focus on developing new Telematics products including next generation fleet telematic products, the child tracker products, the gaming products now called Gizmondo and to focus on marketing principally in the UK. At Tiger Europe Ltd. transactions have been included for the Childtracker Ltd. subsidiary that were considered a part of Tiger Europe Ltd. since the transactions were principally entered into and done for the use and benefit of Tiger Europe Ltd. for financial reporting purposes but for which the UK company based on advise of outside independent accountants will need to prepare annual statutory statements for each entity and Childtracker Ltd. will be dissolved as a separate entity. All material intercompany accounts and transactions are eliminated in consolidation.

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

Since the Company had a loss for all periods presented, basic and diluted loss per common share are equal. The Company has not included 7,218,592 potential common shares relating to outstanding common warrants as of June30, 2003 in the calculation of the diluted earnings per share for the six months ended 2003, because their effect would be antidilutive. In addition, the warrants expired without exercise in December 2003.

During the 1st quarter of 2002 the Company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $ 0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 31, 2003. Proceeds from these sales, net of advisory fees totaling $128,307, amounted to $876,673. The Company has a disputed agreement with an advisor for consulting services. For financial reporting purposes this was treated as earned but not issued. In May 2003 the dispute was resolved and the shares are shown as issued in the six months ended June 30, 2003 Financial Statements See page F-3 Consolidated Statements of Stockholder's Deficit.

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

The Company had an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,000 shares of stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued. In May 2003, the shares were issued pursuant to a settlement with the advisor that also settled certain other contingent obligations. See page F-3 Consolidated Statements of Stockholder's Deficit. and Note K. Subsequent Events.

During the 1st quarter of 2002, certain stockholders and others converted $922,733 of notes payable and amounts due to stockholders into 2,306,809 shares of Common Stock. For each share of Common Stock purchased, they also received a warrant representing the right to purchase one additional share of Common Stock at a price of $.075 per share exercisable through December 31, 2003. The company also agreed to issue warrants to purchase 416,000 shares of Common Stock at a price of $0.75 per share exercisable through December 2003 as advisory fees in connection with these stock sales. These warrants were not yet issued due to unresolved issues with the advisor. In May 2003 the dispute was resolved in a settlement where the company did not have to issue the warrants. See also Note K Subsequent Events.

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

In second quarter 2003, in order to obtain various goods and services including consulting services, the Company issued 450,000 shares for services valued at the then market rate of $.03 per share and expensed $15,000. All of the shares by the Company issued were restricted stock subject to Rule 144 of the Securities Act. The Company settled its dispute with an equity advisor and issued 2,400,000 as discussed in Note C Equity Transactions. The transaction included a release of all indebtedness including unpaid accrued expenses, actual or alleged by the advisor as respect to the Company. The Company issued 1 million shares to convert urgent demand note debt obligations for $10,000 at $.01 per share price. The Company issued 8,046,221 in shares to raise (pound)175,000 converted at $290,309 for use in its UK subsidiary for working capital and product development expenses. The shares were issued in private placement transactions to qualified investors or strategic partners or providers of services and goods to the Company. Pursuant to subscription agreements to sophisticated or accredited or foreign investors or corporations at per share prices ranging from $.02 to $.04 per share recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreements if appropriate.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE C - RELATED PARTY TRANSACTIONS

As of June 30, 2003, the Company had 15% demand notes totaling $77,597, payable to certain current or previous stockholders (combined ownership less than 1%).

The Company also has non-interest bearing notes and non interest bearing advances of $1,008,372 payable to the two former Tiger Telematics Ltd. stockholders (combined ownership over 10% of the Company as discussed in note F, $610,190 of the advances owed prior to October 2002 were converted into Common Stock and warrants in October 2002. The warrants expired in December 31, 2003.

A shareholder borrowed some of the funds advanced to the Company (with funds going to the Tiger Telematics, Ltd. subsidiary) from a private investment bank London International Mercantile Bank, based in London. The shareholders failed to repay the note when due. The investment firm made demand on the subsidiary Tiger Ltd. to repay the funds since Tiger Ltd. was the beneficiary of the funds. The Company maintained that it was not responsible for that obligation and responded to the demand accordingly. The Company showed the obligations to its shareholder on the financial statement. The Tiger Telematics, Ltd. entered into a settlement agreement Court approved as a Tomblin Order where the demand note to the shareholder was forgiven by the shareholder in exchange for the company entering into an installment note to be paid over time directly with the private investment bank in the same amount as forgiven by the shareholder of 290,000 sterling. The shareholder remained contingently obligated for the sum owed plus interest in event that the payment was not made timely by tiger Telematics, Ltd. The Company issued a limited conditional guaranty for the obligation to the private bank. The settlement agreement called for monthly payments at a variable interest rate. Tiger Ltd. repaid approximately $80,000 prior to the sale of the business on December 17, 2002. See Note K. Following the sale of Tiger Telematics, Ltd. the Company was apprised that the Tiger Ltd. renamed by the acquirer to Eagle Eye was placed in liquidation insolvency under the laws of the United Kingdom by LIM for failure to make the payments required under this arrangement. The private investment firm made demand on the Company as respect to the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the sold Tiger Ltd. company and against the original borrower of the funds. The private investment bank also has collateral provided by the original borrower of common stock of the Company in the aggregate sum of 3,500,000 proved by the original borrower to secure the funds as well as certain real estate owned by the original borrower. Therefore no additional provision has been made in the financial statements for any contingent liability as respect to the guarantee since the Company believes that the private investment firm will be able to recover such amounts guaranteed by the company from the exercise of its rights against the respective collateral.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At a special meeting of stockholders on July 31, 2001, the stockholders of the Company voted in favor of the adoption of the Company's 2001 Employee Stock Option Plan ("The Plan"). The total number of shares of common stock available for grant under the Plan is 8,000,000 shares. As of December 31, 2001, no employees had been granted options under the Plan. As of December 31, 2002 3,600,000 of options have been granted under the plan. All of the options were issued pursuant to the plan at the prevailing market prices as of the date of issue of $.06. As of quarter ended June 30, 2003 2,700,000 shares of the options had vested with a further vesting of 900,000 shares occurring on February 2004 (occurred) and to vest 900,000 in February 2005.

As of December 31, 2002 the company owed an executive officer and director of the company approximately $50,000 comprised of $38,000 of salary and $12,000 of reimbursable expenses incurred on behalf of the Company. As of March 31, 2003 the Company owed that same executive officer and a director of the company approximately $79,000 comprised of approximately $72,000 of salary and approximately $7,000 of reimbursable expenses incurred on behalf of the Company. As of June 30, 2003, the Company owed the same executive officer and a director of the Company approximately $135,603 comprised of approximately $128,154 of salary and approximately $7,449 of reimburseable expenses incurred on behalf of the Company.

Total interest expense on stockholder debt amounted to $3,000 and $6,000 for the three months and six month periods ended June 30, 2003 respectively.

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

NOTE D - INCOME TAX MATTERS

The Company has net operating loss carryforwards for United States Tax purposes as of June 30, 2003 for federal income tax purposes of approximately $13.5 million expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance in the amount of approximately $4 million . The Company has losses off settable against future income in the UK of $3.5 million expiring in 2021. Any future benefits to be realized from the losses is dependant upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits otherwise relating to the losses off settable against future income with a valuation allowance in the amount of approximately $800,000.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NOTES PAYABLE

As of June 30, 2003, the Company had a 10% note payable in the amount of $53,834.

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

                                 COMWORXX, INC.

On June 25, 2002, pursuant to a Purchase Agreement between the Company's wholly owned subsidiary Tiger USA, Inc and Comworxx, Inc., a private Florida incorporated company, the Company formed a new wholly owned subsidiary Comworxx Acquisition Corporation which name the Company has changed post closing to Tiger Telematics USA. ("Tiger USA"). Tiger USA purchased all of the assets of Comworx in exchange for 4,263,266 shares of Tiger Telematics, Inc. common stock. Comworxx was an early stage company engaged in beginning the distribution of telematics product to the United States consumer market. Comworxx assets included license agreements and intellectual properties.

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

NOTE G.    LEASE IN THE UK

On April 26, 2002 the company entered into a Lease Agreement with Christian and Timbers UK Ltd. for office premises for its subsidiary Tiger Telematics Ltd. in London, United Kingdom. The lease has a term of five years. The Company will satisfy its obligation to pay rent for the first year of the term of the lease by issuing 500,000 shares of Floor Decor's Common Stock. If the Landlord liquidates the Shares in the first year of the term of the Lease and the aggregate net proceeds of sale arising from such sale or sales is less than (pound)126,018.75 (or the US Dollar equivalent using the mid range exchange rate prevailing on the date of actual receipt of the said proceeds of sale by the Landlord) the Tenant shall forthwith pay to the Landlord the difference between (pound)126,018.75 and the said proceeds in cash. The second and subsequent years of the term of the lease shall be paid in cash. The company has recorded the full amount due for the first year of the lease as a liability of $182,636 based on the conversion rate the date the lease was consummated. The 500,000 shares issued to them are not considered issued for financial reporting purposes until such time as they are actually sold into the market by the landlord or until the liquidation guarantee is expired. These shares of commons stock have not been sold as of the date of this report have not been sold. In December 2002 the Company sold the Tiger Ltd. company. The sold company Tiger Ltd. subsequently defaulted on the lease arrangement with Christian and Timbers who sued the Company pursuant to the guarantee in the summer of 2003. The Company retained a provision on the balance sheet as of June 30, 2003 for $300,000 to reflect its best estimate of the obligation.

In October 2003 the company entered into a judgment stipulation for $300,000 to settle all obligations under the guarantee. The Company has made payments under the obligation in 2004

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H - SEGMENT INFORMATION

During the first nine months of 2002 the Company operated in the flooring business in Florida, (including the period of first six months of 2002), now a discontinued operation and in the telematics product development and distribution business in Europe.

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

NOTE I - DISCONTINUED OPERATIONS:
In June 2002 the Company entered into a plan to dispose of its flooring business. The flooring business was subsequently sold on August 9, 2002. As of June 30, 2002, the Company accounted for the flooring segment as a discontinued segment. Assets of 0 and liabilities of $1,090,474 relating to the flooring business as of June 30, 2003 have been aggregated on the condensed consolidated balance sheet.

A summary of the assets and liabilities as of June 30, 2003 and December 31, 2002 is as follows:

Assets:                              June 30, 2003        December 31, 2002
                                   -----------------      -----------------
  Accounts receivable              $            --        $         517,210
                                   -----------------      -----------------
    Total assets                   $            --        $         517,210
                                   =================      =================
Liabilities:
  Notes payable                    $            --        $         273,763
  Accounts payable contingent                418,474                575,000
  Other accruals                             672,171                724,092
                                   -----------------      -----------------
                                   $       1,090,474      $       1,572,855
                                   =================      =================

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue included in loss from discontinued operations amounted to $2,163,158 and $3,777,000 and $298,000 for the twelve months ended December 31, 2002, 2001 and 2000 respectively.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, and had the buyer assume liabilities totaling $1,243,135. The Company will remain theoretically contingently liable on the liabilities until such time as the acquirers pay them off. In addition, the purchaser has assumed two non balance sheet operating leases for buildings with annual rents of approximately $459,480 a year that were assumed without landlord consents. These leases expire August 31, 2005 and September 30, 2005 respectively. Should the purchaser not meet these obligations they might become the obligations of the company. A former shareholder and former officer of the company, who has since filed a personal Chapter 11 bankruptcy, personally guaranteed these leases. As of December 31, 2003 the accounts receivable $633,475 represents the obligation of the acquirer to pay the remaining liabilities of discontinued obligations that were assumed and for which the company is contingently liable. Due to the bankruptcy of the buyer of the assets, the Company made a provision for $383,475 for the write-down of the receivable from MINIME that represented payments to creditors for which the Company may be contingently liable. The company also made a provision for $376,292 and for $295,879 for the two leases that were assumed by MINIME. The total provision was for $1,055,745 in year ended December 31, 2002 The Company is uncertain as to its liability since one of the leases and most of the outstanding obligations for payables are to a subsidiary of a subsidiary of the Company. On April 9, 2003 the buyer of the flooring assets MINIME doing business as Floor Decor LLC. Filed a Chapter 11 bankruptcy. On April 17, 2003 they conducted a Bankruptcy Court authorized liquidation sale of the assets of the business. As of April 30, 2003 they ceased operation and are no longer in business. In June 2003 the bankruptcy court dismissed the case since all assets of the entity had been disposed of pursuant to bankruptcy court order. The provision represents the remaining amounts due under the lease agreements for which the company may be contingently liable despite the protections from liability provided in the Asset Purchase Agreement. As a result of the dismissal of the bankruptcy case the company believes that it has no further liability for the accrued leases but continues to maintain the reserve until such time as it can obtain a legal opinion as to the same.

This was after the liquidation of MINIME and the Floor Decor LLC. paid off certain creditors. The provision was adjusted to the best estimate of amounts based on records available to the Company. The $1,090,645 represents the two aforementioned leases and other unpaid obligations of the LLC to various creditors. The dismissal of the case may free the Company from any contingent liabilities in the case. The Company believes that it is not responsible for these obligations but has retained the provision for these potential liablilities until it can be assured of the same. The Company is carrying the contingencies until such time it can settle with the parties or pass the time for which it obligations remain owed contingently. In See note K Subsequent Events.

Revenue included in loss from discontinued operations amounted to $0 and $1,815,056 for the three months ended June 30, 2003 and 2002 respectively.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - BUSINESS CONSIDERATIONS

For the year ended December 31, 2002, the Company incurred net losses of over $13 million . For the first six months of 2003, the losses were $939,000. Although approximately $7 million of the loss in 2002 was from the non-cash write-down of impaired good will, the Company had negative cash flows from operating activities for the year ended December 31, 2002 and negative cash flows from the operations although the cash flow from operating activities for the first six months of 2003 of $285,499 although improving in the second quarter 3003 due to a reduction in assets and an increase in liabilities..

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworxx further strained the Company's cash flow in 2002. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note C. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continued to support the operation with substantial loans to sustain operations as reported and note C.

Additional shares were issued in the first six months of 2003 to sustain operations and in the remaining quarters since then, see Note K Subsequent Events. The issuance of the common shares permitted raised funds and obtained goods and services that continued the operations of the Company. The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. The fund raising of $10 million that the company was seeking via Jefferies in late 2002 was not successful. The Company has continually raised funds in 2003 from the issuance of common stock shares see not K Subsequent Events. The Company continues to seek equity and bank financing from various sources. However, there can be no assurance that additional financing, capital or other form of debt financing will be available, or if available on terms reasonably acceptable to the Company. The company continued to issue shares of Common Stock in first six months of 2003 and up to the date of this filing in April 2004 to settle obligations due for payment and to secure necessary services.

The Company plans to continue the product development and distribution business in the UK. This is going forward as planned but slower than anticipated due to a lack of funding. The Company is concluding development of its next generation fleet product and its new GPS products including Gametrac recently renamed Gizmondo. The company has mothballed and then disposed of the assets and business of its acquired assets of Comworxx (acquired on June 25, 2002 by the wholly owned subsidiary Tiger USA. It no longer plans to launch these products due to the high related cost of the product relative to the projected sales price available for such products in the U.S. consumer retail marketplace. The Company wrote off its entire investment in the purchase agreement in 2002. The Company hired legal counsel to advise its rights and causes of action against the seller of the assets and its shareholders possible misrepresentations in the purchase agreement that a viable business existed. The Company has entered into substantial serious negotiations with the sellers and continues actively in such discussions.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K. -  SUBSEQUENT EVENTS.

Below is the summary of major subsequent events since the June 30, 2003 date of the financial statements included herein to the date of this filing in April 2004. It is not inclusive of all events but represents selected major ones deemed appropriate to provide information in this report.

1. Equity transactions. Common shares issued for goods and services and for financing the company's working capital needs.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Tiger Telematics - Loans from stockholders.

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

3 .Shareholder approval of increase in authorized share capitalization.

At a stockholders meeting as (properly adjourned) on January 16, 2004 shareholders of the company approved an increase in authorized shares authorized by an additional 250,000 shares from 250,000 shares to a new total authorized of 500 million shares effective as of that date.

4. Press releases on product development progress, strategic partners and other developments of the Company.

In order to accomplish the difficult task of converting the Gametrac idea into an actual product, the Company over the past seven months, has entered into several strategic partnerships with some of the most reputable design, engineering, software, manufacturing, and public relations companies in the world. Below is a compilation of strategic relationships that the company announced in various public press releases since third quarter 2003 to date.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2004, the Company has plans to display its product at the industry trade show E-3 show in Los Angeles, California from May 12-14, 2003. It has expended funds to date on the display and plans attendance by approximately 10 staff members of the company.

The Company has some funds expended in developing several related concepts associated with marketing its Gizmondo device related to game development, music and film. The Company has also negotiated for potential acquisitions of related entities involving game development and modeling but no definitive arrangements have yet been agreed to. The Company has entered into an agreement to sponsor a formula one driver as a part of marketing the Gizmondo, which will be announced in the near future when all aspects of the agreement are concluded and finalized.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Litigation.

In March 2004 Jordan Grand Prix Ltd. filed suit against the Company in the UK alleging violation of the Sponsorship Agreement entered into between the Company and Jordan Racing in July 17, 2003 and a related Letter Agreement dated in July 2003. The sponsorship agreement was meant to assist in marketing the companies new hand held gaming device and to correspond with its launch. The launch was delayed from its anticipated time frame. Jordan sued the Company for $3 million and alleges that the Company defaulted in a payment due on January 1, 2003 of $500,000 under the sponsorship agreement and a payment for $250,000 due on the same date under a separate letter agreement. On February 26, 2004 Jordan sent the Company a letter where they formally and officially terminated both agreements for the aforementioned alleged defaults. The Company believes that it has good defenses to the suit and has filed a defense in UK courts and is considering filing a countersuit against Jordan Racing in the matter in the upcoming months. The Company is contemplating the filing of a countersuit against the plaintiff. The Company anticipates a filing for Summary Judgment by the plaintiff. If the judge finds in favor of the plaintiff an immediate judgment against the Company for some amount would occur. The Company is unable to predict the outcome of such litigation. As no amounts were due as of the date of these financial statements, no provision has been made on the financial statements for this litigation.

In March 2004, the Company and it's Gametrac Europe Ltd. subsidiary were sued in the UK in a trademark infringement suit by IN 2 Games Ltd. to recover over (pound)150,000 alleging that the use of the project name Gametrac for its multi-entertainment handheld device that is in development and the use of Gametrac in the name of the subsidiary was an infringement on their registered trademark in the UK "Gametrak". The company contested the suit and anticipates a speedy resolution as it agreed to a trial currently scheduled to begin May 24, 2004 in an agreement between it and In2 Games Ltd. approved by the court. The Company had previously planned to announce the name of its new device in May at E-3 show in LA but went forward and announced the new name Gizmondo in April 2004. The company has also taken steps to remain the Gametrac Europe Ltd. subsidiary to Gizmondo Europe Ltd. The company anticipates that with the new product name change announcement and its step to rename the subsidiary in the UK that it will be able to resolve the litigation on an amicable basis although no assurances can be given. No provision has been made on the financial statements for the litigation.

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

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company" previously named Floor Decor, Inc.) is the parent company of several subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The company announced the discontinuation of the flooring segment on June 6, 2002 and sold the assets on August 9, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which develops and provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002 the company set up its third subsidiary Tiger Telematics USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Sarasota, Florida based entity that provides telematic products and services to the business to consumer segment in the United States. That business suspended operations and disposed of its assets in 2nd quarter of 2003. . In December 2003 the Company sold Tiger Ltd. And started Tiger Europe Ltd. to develop Telematics and related products using the GPS function. Tiger Telematics Europe Ltd. was renamed Gametrac Europe Ltd. in the first six months 2003 and has filed in the UK to change its name again to Gizmondo Europe Ltd.


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

On June 25, 2002 the company created a wholly owned subsidiary Tiger Telematics, USA, Inc. that acquired the assets and certain liabilities of Comworxx Inc. as disclosed in the note G to financial statements. That subsidiary is currently in a dormant state having disposed of the business and assets of the unit.

The Company's primary focus beginning in third quarter 2003 has been on the development of a new handheld wireless product project name Gametrac that was recently renamed Gzmondo. In additional to being an exceptional gaming device, Gizmondo also performs the following functions: It serves as a movie player, allowing users to view full-feature videos using the unit's built-in SD Card slot; it functions as an MP3 player permitting users to download, store, and listen to select audio files; it's an SMS & MMS messaging facility that lets users easily send text, image, and music files; and it sports a neat, high-resolution digital camera.

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

Three  months-ended  June 30, 2003  compared to the three  months ended June 30,
2002

Below is a summary of the results of the company for the three months ended June 30, 2003 compared to the three ended June 30, 2002.

Net Sales: The Company's net sales were $(9,297) in the three months ended June 30, 2003, compared to $1,063 for the same period in 2002 from continuing operations. This is principally due to not having unit sales from the sold entity of Tiger Ltd.(sold in December 2002) that reported sales in the comparable period of the three months ended June 2002. The 2003 period included some returns of units from trials. With the new start up Tiger Europe Ltd. the company was focused in second quarter 2003 on building its next generation of product with enhanced features and in developing accounts and completing trials in the rental car business areas. In first quarter 2003 trials were under way at a rental car a concern that was completed in second quarter 2003. Those trials were concluded successfully in second quarter 2003 but a contract was not received from the enterprise.

Gross Profits: Gross profits were $(10,310) for the three months ended June 39, 2003 compared to $40,562 for the same three months of 2002. The telematics products reported negative gross profits as part of the initial strategy used to introduce its new product in the marketplace. The company expended funds in the three months ended June 30, 2003 in the development of an improved fleet product with enhanced features. The Company also made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to gaming handheld entertainment device.

Selling Expenses: Selling and marketing expenses for the three months ended June 30, 2003 were $18,659 compared with $124,758 for the same time period in 2002. Much of the $106,099 reduction can be attributed from not having the costs of the divested Tiger Ltd. which was in the numbers for the same quarter of 2002 and the transformation of the company into a development concern with a focus on primarily product development and selling to rental car concerns. Most of this actual cost in second quarter 2003 related to the establishment of potential orders for rental car Telematics products and a UK based motor bike company that produced motor bikes in China.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2003 were $387,875 compared to $2,024,758 or down over $1,635,883. This decrease came from the lower costs with the divestiture of Tiger ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduce cost rate in 2003 second quarter as compared to the same time period in 2002. Expenditures have been made in developing several new products including Child Tracker devices (since terminated) and gaming handheld devices. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. $11,680 was expensed in second quarter 2003. The Company anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy.

Other Expenses: Other expenses for the three months ended June 30, 2003 were $52,322 as compared to $(3,773,609) for the three months ended June 30, 2002. Most of the reduction was due to not having the impairment of goodwill write down that took pace during the first six months of 2003. Other expenses consisted of interest expense on loans of $13,618 and currency translation adjustments of a positive $65,940. The currency translation adjustment accounted for virtually all of the increase in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Ltd. in February 2002 and carrying foreign based assets on the balance sheet. Interest in the three month period ended June 30, 2003 of $13,379 is $2,645 lower or about 16% less than in the same three months of 2002 as the company converted certain interest bearing debt to common stock during the 4th quarter of 2002.

Net Loss from continuing operations: The Company reported an operating loss of $359,969 in three month period ended June 30, 2003 compared to $6,127,727 for the same time period in 2002. The loss was lower due to the costs associated with the divested Tiger Ltd. no longer included in operations since it was sold and the cost reductions undertaken in late 2003. Management does anticipate that its losses in future quarters will grow materially as it expenses development cost for its new products of GPS and gaming device Gizmondo. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $0 in the three months ended June 30, 2003 as compared to a $164,046 loss in the same time period in 2002. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: The Company incurred a total loss of $359,969 for the three months ended June 30, 2003 as compared to a loss of $6,127,727 for the comparable three months of 2002. The large difference of nearly $5,768,000 reduction is attributed the divestiture of Tiger Ltd. and not having its losses in second quarter 2003 results and the cost reductions taken in late 2002 that helped results for the second quarter of 2003. There will be no discontinued operation impacting 2003 going forward. The UK subsidiary will incur costs in the development of its new products and in marketing its Telematics products. The anticipates that future net losses per quarter will be considerable higher then in first quarter as the company increases the expenditures in product development for Gizmondo and marketing in moving products to the market.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Below is a summary of the results of the company for the six months ended June 30, 2003 compared to the six ended June 30, 2002.

Net Sales: The Company's net sales were $(8,247) in the first six months ended June 30, 2003 compared to $29,583 for the same period in 2002 from continuing operations. The negative sales were due to returns from client trials. This reduction in sales from the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is principally due to not having unit sales from the sold entity of Tiger Ltd.(sold in December 2002) that reported sales in the comparable period of the first six months of 2002. With the new start up Tiger Europe Ltd. the company was focused in second quarter 2003 on building its next generation of product with enhanced features and in developing accounts and doing trails in the rental car business areas. In first quarter 2003 trials were under way at a rental car a concern. Those trials were concluded successfully in second quarter 2003 but a contract was not received from the enterprise.

Gross Profits: Gross profits were $(12,548) for the first six months of 2003 compared to $(43,058) for the first six months of 2002. The impact of recording returns from trials created the negative gross margin. The Company has made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to gaming handheld entertainment device.

Selling Expenses: Selling and marketing expenses for the first six months of 2003 were $58,761 compared with $249,161 for the same time period in 2002. Much of the $190,400 reduction can be attributed from not having the costs of the divested Tiger Ltd. which was in the results for first six months of 2002 and the transformation of the company into a development concern with a focus on selling to rental car concerns. Most of this actual cost related to the establishment of potential orders for rental car Telematics products and a UK based motor bike company that produced motor bikes in China.

General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2003 were $875,690 compared to $2,853,344 or down over $1,977,654. This decrease came from the lower costs with the divestiture of Tiger Ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduce cost rate in 2003 first six months as compared to the same time period in 2002. These staff reduction have reduced costs and allowed the Company to sustain operations but it has delayed certain filings with regulatory bodies and made the Company's control system extremely reliant on fewer persons than would normally be the case. A significant reason for actual costs incurred in 2003 to date of being a public company, primarily fees for accounting, legal, and professional and consulting services. These fees were approximately $278,000 in the first six months of 2003 although some of the expenses were normal fees of running any business. Expenditures were made configure the product to obtain to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of Tiger's telematics devices. Expenditures have been made in developing several new products including Child Tracker devices (since terminated) and gaming handheld devices. The Company expensed $29,090 in the first six months of 2003. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. The Company anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy.

Other Expenses: Other expenses for the first six months of 2003 were $20,706 as compared to $(3,801,929) for the first six months of 2002. The bulk of the difference was the impairment of good will write down in 2002 of $3,714,818 that was not in 2003 numbers. Other expenses consisted of interest expense on loans of $24,379 and currency translation adjustments of a positive $45,085. The currency translation adjustment accounted for virtually all of the increase in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Ltd. in February 2002 and carrying foreign based assets on the balance sheet. Interest in 2003 of $24,379 is $14,241 lower or about 37% less than in the first six months of 2002 as the company converted certain interest bearing debt to common stock during the 4th quarter of 2002.

Net Loss from continuing operations: The Company reported an operating loss of $939,195 in the six months ended June 30, 2003 compared to $6,947,492 for the same time period in 2002. The loss was lower due to the costs associated with the divested Tiger Ltd. no longer included in operations since it was sold and the cost reductions undertaken in late 2003. Management does anticipate that its losses in future quarters will grow materially as it expenses trial costs for its Telematics products into the rental car industry and it expenses development cost for its new products of GPS and gaming device Gizmondo. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $0 in the first six months of 2003 as compared to a $353,430 loss in the same time period in 2002. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: The Company incurred a total loss of $939,195 for the first six months of 2003 as compared to a loss of $7,300,922 for the first six months of 2002. The difference of nearly $6,361,727 reduction is attributed the divestiture of Tiger Ltd. and not having its losses in first six months of 2003 results and the cost reductions taken in late 2002 that helped results for the six months ended June 30, 2003. There will be no discontinued operation impacting 2003 going forward. The UK subsidiary will incur costs in the development of its new products and in marketing its Telematics products. The anticipates that future net losses per quarter will be considerable higher then in first quarter as the company increases the expenditures in product development for Gizmondo and marketing in moving products to the market.


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

In the six months ended June 30, 2003, the Company's working capital improved slightly This was the result of in current assets, consisting of decreases in accounts receivable of $109,766, inventory of $129,375, prepaid expenses and other current assets of $82,434, and assets of discontinued operations of $517,434, offset by increases in current liabilities, consisting of increases in accounts payable of $518,632, accrued expenses of $32,427, and increased by a reduction of liabilities to stockholders of $293,804 and liabilities of discontinued operations of $482,209. $1,062,000 of the payables relates to Tiger USA, and reflects contingent liabilities allegedly assumed in the purchase agreement. These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc although they are carried as Accounts Payable on the Consolidated Balance Sheet. As discussed in Note J. Business Considerations to the Consolidated Financial Statements the Company has hired a legal counsel to analyze and advice as to potential liabilities arising from the purchase of the assets of Comworrx and associated causes of actions against the seller and its shareholders. The Company has been in continued serious recent discussion with the seller regarding a settlement of the obligations. Also, in the six months ended June 30, 2003 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity not fully offset by continued loans from stockholders. The Company also retired $93,100 of obligations in first quarter by issuing shares of commons stock and $25,000 in second quarter.

Certain creditors of the company's Tiger Europe Ltd. have made formal demands on the Company for repayment of indebtedness for services or products ordered by the company. To date, the company has been able to meet those demands with payments or enter into acceptable payment arrangements but without additional funding these demands can not be met in the future.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock principally from accredited foreign investors. See also Note K Subsequent Events. On August 9, 2002 the Company sold the assets of the flooring division including this inventory, which improved liquidity requirements during the balance of 2002 and in its quarter of 2003 as the purchaser retired certain obligations which were removed from the Company's balance sheet. The Company continued to issue shares of Common Stock in the first and second quarter ended June 30, 2003 and subsequent quarters of quarters of 2003 to retire certain obligations due for payment.

The Company incurred operating losses in 2002 and in the first six months of 2003 of $13,500,000 and $939,000 respectively. The losses were at a much lower rate in 2003 due to cost reductions and divestures of unprofitable concerns. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement transactions.

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

The Company evaluated the business of its acquired assets of Comworxx (acquired on June 25, 2002 by the wholly owned subsidiary Tiger USA, Inc), to determine the appropriate time if ever to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full in Second Quarter 2002. The Company retained legal counsel to review its options under the purchase agreement that acquired these assets. Although over a year has gone by, the Company is in recent serious discussions with the shareholders of the seller for modification of the terms of the purchase agreement due in part to potential misrepresentation in the purchase agreement that Comworxx was a viable business. They want certain payments they allege are called for under the Purchase Agreement. The Company has had numerous discussions with the sellers in regards to a settlement agreement and such discussions are being continued. The Company cancelled the launch of the product permanently. The Company effectively mothballed the operations of Tiger USA and discontinued those operations, and sold the assets in partial payment to the landlord of the facility used by the business assets bought by Tiger USA.

The Company will seek to raise additional equity financing as needed to fund the development and the launch of the Gizmondo product as needed. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will meet its liquidity of capital needs for the next twelve months through equity financing but no assurances can be given that this will occur. As the company continues to experience negative operating results in 2003 and 2004, the Company's liquidity will remain strained. The Company is dependent upon financing from its shareholders and from the sale of common stock of the company. The Company has been in discussions with various parties for various types of trade financing to begin upon the launch of the Gizmondo product. There can be no assurances that the Company will be able to continue to obtain this funding from external sources. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 31 Form 302 Certification.
         Exhibit 32 Certification Section 906 of Sarbanes-Oxley Act of 2002




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER TELEMATICS, INC.

/S/ Michael W. Carrender      Chief Executive Officer, Director    April 29,2004
------------------------      and Chief Financial Officer
Michael W. Carrender          For the Registrant