Form 10-Q
period 2003-09-30
TIGER TELEMATICS INC
filed 2004-05-05
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    13-4051167
     (State or other jurisdiction of                       (IRS Employer
      Incorporation or organization)                    Identification Number)

  10201 Centurion Parkway North Ste. 600                       32255
              Jacksonville, FL
 (Address of principal executive offices)                    (Zip Code)

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

     Notes to Condensed Consolidated Financial Statements             F-7 - F-21


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,       December 31,
                                                                 2003               2002
                                                             (unaudited)
                                                           ---------------    ---------------
Assets
Current Assets
        Cash                                               $       225,818    $        (1,672)
        Accounts receivable, less allowance for doubtful
            Accounts, September 30, 2003 $0; December
            31, 2002 $0                                             24,783            116,648
        Advances to officers and employees                            --                 --
        Inventories                                                 80,616            195,576
        Prepaid expenses and deferred income                        74,493             83,545
        Assets of discontinued operations                             --              517,210
                                                           ---------------    ---------------
        Total Current Assets                                       405,710            911,308
Property and Equipment, net                                        223,318            237,196

Deposits and Other Assets                                             --                 --
                                                           ---------------    ---------------
        Total Assets                                       $       629,028    $     1,148,504
                                                           ===============    ===============

Liabilities and Stockholders' Deficit
Current Liabilities
       Accounts payable                                    $     2,588,305    $     1,449,326
       Amounts due stockholders                                    638,594          1,210,785
       Notes payable                                                53,835             86,262
       Accrued expenses                                          1,886,667          1,961,085
       Customer deposits                                              --                 --
       Liabilities of discontinued operations                    1,090,646          1,572,855
                                                           ---------------    ---------------
                       Total current liabilities                 6,258,047          6,280,313
                                                           ---------------    ---------------

Long term debt                                                     159,945            175,736
Stockholders' Deficit
      Common stock, at par value                                   129,164             73,813
      Authorized 250,000,000 shares, issued 95,572,647
       September 30, 2003; Authorized 100,0000,000
       80,186,426 December 31, 2002 shares

      Additional paid in capital                                12,120,400         10,279,953
      Subscription receivable                                         --                  (36)
      Accumulated deficit                                      (18,038,528)       (15,661,275)
                                                           ---------------    ---------------
                                                                (5,788,964)        (5,307,545)
                                                           ---------------    ---------------

                                                           $       629,028    $     1,148,504
                                                           ===============    ===============



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Three Months ended September 30,
                                                     ------------------------------------
                                                            2003                2002
                                                     ----------------    ----------------

Net sales                                            $           (230)   $        152,080
Cost of goods sold                                             (9,557)            222,721
                                                     ----------------    ----------------
               Gross Profit                                    (9,327)            (70,641)
                                                     ----------------    ----------------

Operating expenses
      Selling expense                                         106,948             203,681
      General and administrative expense                    1,034,948           1,206,935
                                                     ----------------    ----------------
               Total Operating Expenses                     1,141,896           1,410,616
                                                     ----------------    ----------------

               Operating loss                              (1,151,223)         (1,481,257)
                                                     ----------------    ----------------

Other income (expense)
      Impairment of goodwill                                     --             1,000,000
      Currency Translation Adjustment                        (275,141)            (24,837)
      Interest expense                                        (11,475)             (1,685)
                                                     ----------------    ----------------
                                                             (286,616)         (1,026,522)
                                                     ----------------    ----------------
Loss from continuing operations                            (1,437,838)         (2,507,779)

Loss from discontinued operations                                --                  --
                                                     ----------------    ----------------
               Net loss                              $     (1,437,838)   $     (2,507,779)
                                                     ================    ================

               Basic and diluted net loss per
                 common share                        $       (0.01250)   $        (0.0345)
                                                     ================    ================
               Basic and diluted net loss from
                 Continuing operations per share     $       (0.01250)   $        (0.0345)
                                                     ================    ================

               Weighted average shares outstanding
                  (Basic and diluted)                     115,744,598          72,779,189
                                                     ================    ================


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Nine Months ended September 30,
                                                     ------------------------------------
                                                            2003                2002
                                                     ----------------    ----------------

Net sales                                            $         (8,477)   $        181,663
Cost of goods sold                                            (13,859)            295,362
                                                     ----------------    ----------------
               Gross Profit                                    (5,381)           (113,699
                                                     ----------------    ----------------

Operating expenses
      Selling expense                                         165,709             452,842
      General and administrative expense                    1,940,034           4,060,279
                                                     ----------------    ----------------
               Total Operating Expenses                     2,105,743           4,513,121
                                                     ----------------    ----------------

               Operating loss                              (2,111,124)         (4,626,820)
                                                     ----------------    ----------------

Other income (expense)
      Impairment of goodwill                                     --            (4,714,818)
      Currency Translation Adjustment                        (230,056)            (73,328)
      Interest expense                                        (35,853)            (40,305)
                                                     ----------------    ----------------
                                                             (265,909)         (4,828,451)
                                                     ----------------    ----------------
Loss from continuing operations                            (2,377,033)       (9,455,271))

Loss from discontinued operations                                --              (353,430)
                                                     ----------------    ----------------
               Net loss                              $     (2,377,033)   $     (9,808,701)
                                                     ================    ================

               Basic and diluted net loss per
                 common share                        $       (0.02264)   $        (0.1437)
                                                     ================    ================
               Basic and diluted net loss from
                 Continuing operations per share     $       (0.02264)   $        (0.1385)
                                                     ================    ================

               Weighted average shares outstanding
                  (Basic and diluted)                     105,055,207          68,260,192
                                                     ================    ================


See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' DEFICIT
                                   (unaudited)


                                                   Common Stock           Additional
                                                   ------------             Paid in     Subscriptions   Accumulated        Total
                                              Shares          Amount        Capital      Receivable       Deficit         Deficit
                                           ------------   ------------   ------------   ------------   ------------    ------------

Balance (deficit) at December 31, 2002       80,186,426   $     73,813   $ 10,279,953   $        (36)  $(15,661,275)   $ (5,307,545)

Issuance of common stock and warrants        30,986,548         35,401        901,261             36           --           936,698
Funds received and no agreements
 estimated shares to be issued (**)(***)      4,292,983           --          214,649           --             --           214,649
Common Stock issued in satisfaction of
 Obligations                                  6,140,000          6,140        145,960           --             --           152,100
Common stock issued in settlement of a
 dispute as adjusted for agreement
 (previously included in capital but shown
 as not issued)                               2,400,000          2,400        249,400           --             --           251,800
Funds received and agreements but shares
 issued at the beginning of the next
 quarter***                                  11,410,591         11,411        329,178           --             --           340,589

Net Loss                                           --             --             --             --       (2,377,253)     (2,377,253)
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance (deficit) at September 30, 2003*    135,416,548        129,164   $ 12,120,401   $         36   $(18,038,528)   $ (5,788,962)
                                           ============   ============   ============   ============   ============    ============


* excludes 500,000 actually issued but not considered issued for statement purposes. See footnotes.
** Par value not computed since number of shares is approximate
***Shares issued in 4th quarter but shown as issued now for financial statement purposes

See Notes to Consolidated Financial Statements.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                         Nine Months ended September 30,
                                                                        --------------------------------
                                                                              2003              2002
                                                                        --------------    --------------
Cash Flows From Operating Activities
    Net loss                                                            $   (2,377,033)   $   (9,808,701)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
        Depreciation and Amortization                                           52,140            91,155
        Currency translation adjustments                                       230,056            73,328
        Changes in assets and liabilities                                    1,224,472         2,530,067
        Interest on notes payable and stockholder loans
          Capitalized to principal balances                                       --              23,144
        Write down of deposit                                                     --             100,000
        Impairment of goodwill on asset acquisition                               --           4,714,818
        Obligations paid with common stock                                     403,900           930,000
                                                                        --------------    --------------
                Net cash used in operating activities                         (466,455)       (1,346,189)

Cash Flows From Investing Activities
    Cash received from acquisition of Tiger Telematics                            --                 787
    Advances to Comworxx                                                          --             (50,000)
    Proceeds from sale of property and equipment                                  --
    Purchase of property and equipment                                         (38,262)          (68,367)
    Collection of advances to officers and employees                              --              26,029
    (Increase) decrease in deposits and other assets                              --             146,802
                                                                        --------------    --------------
Net cash (used in) provided by investing activities                            (38,262)           55,251
                                                                        --------------    --------------
Cash Flows From Financing Activities from continuing
operations

    Issuance of common stock and warrants                                    1,491,936           876,673
    Interest on Notes payable                                                     --                --
    Advances to employees                                                         --                --
    Loans and advances from stockholders                                          --           1,056,907
    Increase in excess of outstanding checks and bank balances                (187,538)         (163,129)
    Repayments to stockholders                                                (572,191)         (479,513)
                                                                        --------------    --------------
                Net cash provided by used in financing activities              732,207         1,290,938
                                                                        --------------    --------------
                Net change in cash                                             227,490              --

Cash:
    Beginning                                                                   (1,672)             --
                                                                        ==============    ==============
    Ending                                                              $      225,818              --
                                                                        ==============    ==============

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                              $       35,853    $       15,476
                                                                        ==============    ==============
Supplemental Disclosure of Non-cash Investing and Financing
       Activities
        Common Stock issued in payment of obligations                   $      403,900    $      930,000
                                                                        ==============    ==============
        Common Stock issued in exchange for subscriptions receivable    $         --      $         --
                                                                        ==============    ==============
        Conversion of Notes Payable and Amounts Due
         Stockholders into Common Stock                                 $         --      $      922,723
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
                                                                        ==============    ==============






See Notes to Consolidated Financial Statements.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of September 30, 2003 and the three months and nine months ended September 30, 2003 and 2002 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the company's accounting policies, refer to the consolidated financial statements and related notes included in the company's Annual Report on form 10-K for the year ended December 31, 2002 and 2001. The condensed consolidated financial statements for the third quarter ended September 30, 2003 were reviewed by UK outside independent accountants and not fully reviewed in consolidation .Upon completion by accountants the statements will be amended to this Form 10Q will be made as appropriate.

The balance sheet at December 31, 2002 is derived from the financial statements in Annual Report on Form 10-K for the year ended December 31, 2002. The Company decided to file that Form 10K report without those audit opinions and amend subsequently with those opinions in order to provide the most up to date and current information to its shareholders and investors. The Company believes that based on the extent of work completed to date, that the financial statements and associated balance sheet contained herein will not be materially altered in the amended Annual Report on Form 10K. The consolidated financial statements include the accounts of Tiger Telematics, Inc, the public held parent company, Tiger Telematics, USA, Inc.( a near dormant subsidiary, Tiger Telematics, Europe, Ltd., beginning December 2002 and the operations of Tiger Telematics, Ltd. through the December 17, 2002 date of its divesture when sold to an unrelated third party corporation based in Sweden and the discontinued operations of, Floor Decor LLC, and Media Flooring, Inc. through the date of their divesture on August 8, 2003. The Company started Tiger Telematics Europe Ltd. in December 2002 and a related entity Childtracker Ltd. that was a development entity that existed as a part of Tiger Telematics, Ltd. to focus on developing new Telematics products including next generation fleet telematic products, the child tracker products, the gaming products now called Gizmondo and to focus on marketing principally in the UK. At Tiger Europe Ltd. transactions have been included for the Childtracker Ltd. subsidiary that were considered a part of Tiger Europe Ltd. since the transactions were principally entered into and done for the use and benefit of Tiger Europe Ltd. for financial reporting purposes but for which the UK company based on advise of outside independent accountants will need to prepare annual statutory statements for each entity and Childtracker Ltd. will be dissolved as a separate entity. All material intercompany accounts and transactions are eliminated in consolidation. The Company that is was imperative to release its quarterly results with updated subsequent events notes, even if a subsequent amendment is required, in order to provide as much up to date accurate financial information to investors while the Report on Form 10K is being completed for Year ended December 31, 2003.

NOTE B - REVERSE ACQUISITION AND EQUITY TRANSACTIONS

As of December 31, 2000 Floor Decor ( the Company's name prior to June 2002) had 1,000 shares of common stock authorized and 378 shares issued and outstanding. The Company issued an additional 622 shares of common stock on January 1, 2001 at a cost of $1 per share. As a result of these additional shares being issued, the Company had 1,000 shares of common stock authorized and 1,000 shares issued and outstanding as of March 31, 2001 prior to the reverse acquisition (as described below) on May 22, 2001.

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

During the 1st quarter of 2002 the Company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $ 0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 31, 2003. Proceeds from these sales, net of advisory fees totaling $128,307, amounted to $876,673. The Company has a disputed agreement with an advisor for consulting services. For financial reporting purposes this was treated as earned but not issued. In May 2003 the dispute was resolved and the shares are shown as issued in the nine months ended September 30, 2003 Financial Statements, see page F-3 Consolidated Statements of Stockholder's Deficit.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 1st quarter of 2002, the company sold 2,512,450 shares of its Common Stock as part of the private placement transaction initiated in December 2001. These shares were sold at $0.40 per share. For each share of Common Stock purchased, the investor also received a warrant representing the right to purchase one additional share of Common Stock at a price of $0.75 per share exercisable through December 21, 2003. Proceeds form these sales, net of advisory fees totaling $128,307, amounted to $876,673. The aforementioned warrants expired as the end of December 2003.

The Company had an agreement with an advisor for consulting services. Under the agreement, the Company was to issue 2,400,000 shares of stock, which were valued at $810,000. For financial reporting purposes this was treated as earned but not issued. In May 2003, the shares were issued pursuant to a settlement with the advisor that also settled certain other contingent obligations. See page F-5 Consolidated Statements of Stockholder's Deficit. and Note K Subsequent Events.

During the 1st quarter of 2002, certain stockholders and others converted $922,733 of notes payable and amounts due to stockholders into 2,306,809 shares of Common Stock. For each share of Common Stock purchased, they also received a warrant representing the right to purchase one additional share of Common Stock at a price of $.075 per share exercisable through December 31, 2003. The company also agreed to issue warrants to purchase 416,000 shares of Common Stock at a price of $0.75 per share exercisable through December 2003 as advisory fees in connection with these stock sales. These warrants were not issued at that time due to unresolved issues with the advisor. In May 2003 the dispute was resolved in a settlement where the company did not have to issue the warrants. See also Note K Subsequent Events. In October 2002, certain stockholders converted $455,761 of debt to equity at $.010 per share. See Note C- Related Party Transactions.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In third quarter, 2003, the Company issued 1,700,000 shares for goods and services at the market rate of $.02 per share at the time issued and expensed $34,000 for the services. The Company issued 22,940,327 in common shares in private placement transactions to qualified investors of strategic partners or providers of services and goods to the Company to rise as converted into dollars from sterling $600,889 for use primarily in its UK subsidiary for working capital and product development expenses. The shares were issued pursuant to subscription agreements to sophisticated or accredited or foreign investors or foreign corporations at per share prices ranging from $.01 to $.04 per share. The financial statements also recorded $340,589 or 11,410,591 shares for which the cash was received late in the quarter along with the actual subscription agreements but due to timing issues, the common shares were not actually issued until after quarter end but show in the financial statements as issued for reporting purposes. The Company also received $214,649 in cash prior to quarter end for shares for which the subscription agreements were not received as of quarter ended September 30, 2003 and the amount of the share price is estimated for financial statement purposes. The actual amount will be moved from paid in capital to common stock as necessary in the next financial statement time period. All of the common shares described above were recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreement if appropriate. In some instances, due to the timing of the receipt of funds and the associated bank confirmations required from the subsidiary prior to issuing the shares, the shares may be issued in a quarter following the actual receipt of funds as shown on the financial statements.

At a stockholders meeting as (properly adjourned) on May 9, 2003 shareholders of the company approved an increase in authorized shares authorized by an additional 150,000 shares from 100,000 shares to a new total authorized of 250 million shares effective as of that date. An additional increase in authorized capital occurred in early 2004, see Note K Subsequent Events.

Subsequent equity transactions were entered into in the quarters following third 2003 which are discussed in the Footnote K Subsequent Events.

NOTE C - RELATED PARTY TRANSACTIONS

As of September 30, 2003, the Company had 15% demand notes totaling $53,834, payable to certain current or previous stockholders (combined ownership less than 1%).

The Company also had non-interest bearing notes and non interest bearing advances of $ 638,594 as of September 30, 2003 payable to stockholders in the UK including the two former Tiger Telematics Ltd. stockholders (combined ownership at the time of the original transaction of over 10% of the Company. As discussed in Note F, $610,190 of the actual advances owed prior to October 2002 were previously converted into Common Stock and warrants in October 2002. The warrants expired in December 31, 2003.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued a limited conditional guaranty for the obligation to the private bank. The settlement agreement called for monthly payments at a variable interest rate. Tiger Ltd. repaid approximately $80,000 prior to the sale of the business on December 17, 2002. See Note K. Following the sale of Tiger Telematics, Ltd. the Company was apprised that the Tiger Ltd. renamed by the acquirer to Eagle Eye was placed in liquidation insolvency under the laws of the United Kingdom by LIM for failure to make the payments required under this arrangement. The private investment firm made demand on the Company as respect to the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the sold Tiger Ltd. Company and against the original borrower of the funds. The private investment bank also has collateral provided by the original borrower of common stock of the Company in the aggregate sum of 3,500,000 proved by the original borrower to secure the funds as well as certain real estate owned by the original borrower. Therefore no additional provision has been made in the financial statements for any contingent liability as respect to the guarantee since the Company believes that the private investment firm will be able to recover such amounts guaranteed by the company from the exercise of its rights against the respective collateral, although no assurances can be given that this will occur.

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

As of December 31, 2002 the company owed an executive officer and director of the company approximately $50,000 comprised of $38,000 of salary and $12,000 of reimbursable expenses incurred on behalf of the Company. As of March 31, 2003 the Company owed that same executive officer and a director of the company approximately $79,000 comprised of approximately $72,000 of salary and approximately $7,000 of reimbursable expenses incurred on behalf of the Company. As of June 30, 2003, the Company owed the same executive officer and a director of the Company approximately $135,603 comprised of approximately $128,154 of salary and approximately $7,449 of reimbursable expenses incurred on behalf of the Company.

As of September 30, 2003, the Company owed the same executive officer and a director of the Company approximately $132,357 comprised of approximately $132,357 of salary and approximately $0 of reimbursable expenses incurred on behalf of the Company.

Total interest expense on stockholder debt amounted to $2,196 and $8,935, for the three months and nine month periods ended September 30, 2003 respectively.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company borrowed approximately $187,000 from a shareholder of the Company who is associated with Tiger Telematics, Europe, Ltd. The loan is evidenced by non-interest bearing promissory notes. Those shares were converted into common stock in 4th quarter 2003, see Note k Subsequent Events. That person became affiliated with the Company in April 2004 as a Head of Investor Relations in an agreement unrelated to the above transactions. Additional share transaction with that person also occurred in 2004.

Certain additional related party transactions occurred in quarters following the third quarters that are reported in Footnote K Subsequent events.

NOTE D - INCOME TAX MATTERS

The Company has net operating loss carry forwards for United States Tax purposes as of September 30, 2003 for federal income tax purposes of approximately $14. million expiring in 2021. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance in the amount of approximately $5.0 million. The Company has losses off settable against future income in the UK of $5.5 million expiring in 2021. Any future benefits to be realized from the losses is dependant upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits otherwise relating to the losses off settable against future income with a valuation allowance in the amount of approximately $1.200,000.

NOTE E - NOTES PAYABLE

As of September 30, 2003, the Company had a 10% note payable in the amount of $53,834.

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

COMWORXX, INC.
--------------

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The excess of the acquisition price over the tangible asset valuation was assigned to three intangible assets. Although the acquisition included intellectual property and license agreements due to the position in the marketplace and funding issues associated with the acquisition, agreements the Company believes that the good will is impaired as of June 30, 2002. The company wrote off all of the goodwill of $3,714,818 in the quarter ended June 30, 2002. The Company believes that the seller of the assets may have misrepresented the nature of the assets and the viability of the associated business at the time of the transaction. As a result the Company has retained independent legal counsel to advice it of its rights against the shareholders of the seller to recover certain sums or to rescind the entire transaction. The Company does not intend to issue the contingent shares referred to above until a final determination has been made as to the potential causes of action against the seller. The company has entered into substantial substantive discussions with ComRoad respect to a settlement of all outstanding obligations claims and counter claims for the issuance of common shares as noted in Note K Subsequent Events.

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

In October 2003 the company entered into a judgment stipulation for $300,000 to settle all obligations under the guarantee. The Company has made payments under the obligation in 2004 to the date of this financial statement.

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

NOTE I - DISCONTINUED OPERATIONS:
In June 2002 the Company entered into a plan to dispose of its flooring business. The flooring business was subsequently sold on August 9, 2002. As of June 30, 2002, the Company accounted for the flooring segment as a discontinued segment. Assets of 0 and liabilities of $1,090,474 relating to the flooring business as of September 30, 2003 have been aggregated on the condensed consolidated balance sheet.

A summary of the assets and liabilities as of September 30, 2003 and December 31, 2002 is as follows:


Assets:                           September 30, 2003      December 31, 2002
                                  ------------------     ------------------
  Accounts receivable             $             --       $          517,210
                                  ------------------     ------------------
    Total assets                  $             --       $          517,210
                                  ==================     ==================
Liabilities:
  Notes payable                   $             --       $          273,763
  Accounts payable contingent                418,474                575,000
  Other accruals                             672,171                724,092
                                  ------------------     ------------------
                                  $        1,090,474     $        1,572,855
                                  ==================     ==================


Revenue included in loss from discontinued operations amounted to $2,163,158 and $3,777,000 and $298,000 for the twelve months ended December 31, 2002, 2001 and 2000 respectively.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, and had the buyer assume liabilities totaling $1,243,135. The Company will remain theoretically contingently liable on the liabilities until such time as the acquirers pay them off. In addition, the purchaser has assumed two non balance sheet operating leases for buildings with annual rents of approximately $459,480 a year that were assumed without landlord consents. These leases expire August 31, 2005 and September 30, 2005 respectively. Should the purchaser not meet these obligations they might become the obligations of the company. A former shareholder and former officer of the company, who has since filed a personal Chapter 11 bankruptcy, personally guaranteed these leases. As of December 31, 2003 the accounts receivable $633,475 represents the obligation of the acquirer to pay the remaining liabilities of discontinued obligations that were assumed and for which the company is contingently liable. Due to the bankruptcy of the buyer of the assets, the Company made a provision for $383,475 for the write-down of the receivable from MINIME that represented payments to creditors for which the Company may be contingently liable. The company also made a provision for $376,292 and for $295,879 for the two leases that were assumed by MINIME. The total provision was for $1,055,745 in year ended December 31, 2002 The Company is uncertain as to its liability since one of the leases and most of the outstanding obligations for payables are to a subsidiary of a subsidiary of the Company. On April 9, 2003 the buyer of the flooring assets MINIME doing business as Floor Decor LLC. Filed a Chapter 11 bankruptcy. On April 17, 2003 they conducted a Bankruptcy Court authorized liquidation sale of the assets of the business. As of April 30, 2003 they ceased operation and are no longer in business. In June 2003 the bankruptcy court dismissed the case since all assets of the entity had been disposed of pursuant to bankruptcy court order. The provision represents the remaining amounts due under the lease agreements for which the company may be contingently liable despite the protections from liability provided in the Asset Purchase Agreement. As a result of the dismissal of the bankruptcy case the company believes that it has no further liability for the accrued leases but continues to maintain the reserve until such time as it can obtain a legal opinion as to the same. This was after the liquidation of MINIME and the Floor Decor LLC. paid off certain creditors. The provision was adjusted to the best estimate of amounts based on records available to the Company. The $1,090,645 represents the two aforementioned leases and other unpaid obligations of the LLC to various creditors. The dismissal of the case may free the Company from any contingent liabilities in the case. The Company believes that it is not responsible for these obligations but has retained the provision for these potential liabilities until it can be assured of the same. The Company is carrying the contingencies until such time it can settle with the parties or pass the time for which it obligations remain owed contingently. In See note K Subsequent Events.

Revenue included in loss from discontinued operations amounted to $0 and $1,815,056 for the three months ended September 30, 2003 and 2002 respectively.

NOTE J - BUSINESS CONSIDERATIONS

For the year ended December 31, 2002, the Company incurred net losses of over $13 million. For the first nine months of 2003, the losses were $2,377,000. Although approximately $7 million of the loss in 2002 was from the non-cash write-down of impaired good will, the Company had negative cash flows from operating activities for the year ended December 31, 2002 and negative cash flows from the operations although the cash flow from operating activities for the first nine months of 2003 of $(466,455) although improving in the third quarter 3003 due to a reduction in assets and an increase in liabilities.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The negative cash flows from operations, as well as the costs associated with the Tiger Telematics Ltd. acquisition and the acquisition of assets of Comworxx further strained the Company's cash flow in 2002. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. During 2002 the Company entered into private placement transactions with individual investors. In these private placement transactions, the Company sold shares of its common stock and warrants to raise approximately $876,000 of equity, as disclosed in note C. During the same period, stockholders converted approximately $923,000 of debt into equity of the Company. Stockholders of the company continued to support the operation in late 2002 and early 2003 with substantial loans to sustain operations as reported and note C.

Additional common shares were issued in the first nine months of 2003 as detailed in the Note C, Equity Transactions to sustain operations and in the remaining quarters since then, see Note K Subsequent Events. The issuance of the common shares permitted the Company to raise funds and obtained goods and services that continued the operations of the Company. The Company continually monitors operating costs and will take steps to reduce these costs to improve cash flow from operations if necessary. The Company is continually seeking sources of new capital to aid the implementation of its business plan. The Company has continually raised funds in 2003 from the issuance of common stock shares see not K Subsequent Events. The Company continues to seek equity and bank financing from various sources. However, there can be no assurance that additional financing, capital or other form of debt financing will be available, or if available on terms reasonably acceptable to the Company. The company continued to issue shares of Common Stock in first nine months of 2003 and up to the date of this filing in May 2004 to settle obligations due for payment and to secure necessary services.

The Company plans to continue the product development and distribution business in the UK. This is going forward as planned but slower than anticipated due to a lack of funding. The Company is concluding development of its next generation fleet product and its new GPS products including Gametrac recently renamed Gizmondo. The company has mothballed and then disposed of the assets and business of its acquired assets of Comworxx (acquired on June 25, 2002 by the wholly owned subsidiary Tiger USA. The Company wrote off its entire investment in the purchase agreement in 2002. The Company hired legal counsel to advise its rights and causes of action against the seller of the assets and its shareholders possible misrepresentations in the purchase agreement that a viable business existed. The Company has entered into substantial serious negotiations with the sellers and continues actively in such discussions where the Company will issue common shares to settle the open issues.

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

NOTE K. -  SUBSEQUENT EVENTS.

Below is the summary of major subsequent events since the September 30, 2003 date of the financial statements included herein to the date of this filing in early May 2004. It is not inclusive of all events but represents selected major ones deemed appropriate to provide information in this report.

1. Equity transactions. Common shares issued for goods and services and for financing the company's working capital needs.

In fourth quarter, 2003, the Company issued 4,537,500 shares for goods and services at the market rate of $.02 to $.05 per share at the time issued and expensed $142,875 for the services. $100,000 of the services related to advisory services in the UK related to some of the share subscription agreements issued below. The Company issued 29,514,300 in common shares in private placement transactions to qualified investors of strategic partners or providers of services and goods to the Company to raise cash as converted into dollars from sterling $1,503,997 for use primarily in its UK subsidiary for working capital and product development expenses. A portion of the shares were for funds received in the prior quarter. In some instances due to the timing of the receipt of funds and the associated bank confirmations required from the subsidiary prior to issuing the shares, the shares may be issued in a quarter following the actual receipt of funds as shown on the financial statements. The

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company raised an additional $1,600,000 in late 4th quarter for which shares were not issued until after year end 2003. The shares were issued pursuant to subscription agreements to sophisticated or accredited or foreign investors or foreign corporations at per share prices ranging from $.01 to $.05 per share. The shares were recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreement if appropriate. The company converted debt to holders unrelated to the Company in any way in separate agreements with the respective parties for 851,300 shares or $36,027 of debt at a rate ranging from $.02 to $.05 as negotiated with the respective parties who were represented by independent counsel.

In 1st quarter, 2004, the Company issued 10,585,000 shares for goods and services at the market rate of $.02 to $.05 per share at the time issued and expensed $305.383 for the services. Five million of the shares were issued to an employee of the Gametrac subsidiary. $125,000 of the services related to advisory services in the UK related to some of the share subscription agreements issued below and were issued to a stockholder who is currently a consultant to the Gametrac Europe Ltd subsidiary. The Company issued 58,053,778 in common shares in private placement transactions to qualified investors of strategic partners or providers of services and goods to the Company to raise cash as converted into dollars from sterling $2,977,833 for use primarily in its UK subsidiary for working capital and product development expenses. The shares were issued pursuant to subscription agreements to sophisticated or accredited or foreign investors or foreign corporations at per share prices ranging from $.03 to $.20 per share. The shares were recorded as the market price of the stock at the time of the transaction or at the rate agreed to in the respective agreement if appropriate. There was also a debt conversion of $45,000 agreed to in 4th quarter 2003 and completed in January 2004 for the issuance of 1,125,000 shares at a negotiated sum of $.04 per share. The Company raised an additional $1,500,000 in first quarter 2004 which was contributed to the Company by two corporate shareholders, with some affiliation to the Company, who sold their restricted common share position in the Company in private transactions, for which the Company entered into an agreement to replace the common shares at the same per share price that the two firms sold their common shares of the Company to various unrelated private investors.

In second quarter 2004 the Company continued to raise capital through the placement of common shares through subscription agreements and other debt conversions in a similar manner as was done in the previous quarters detailed above although a number of the transactions are in various stages of completion as of the date of this filing.

As to all sales of unregistered securities at the time of each issuance, each investor or recipient of unregistered securities was either a foreign corporate investor or an accredited investor or a sophisticated investor or a foreign investor exempt from the Securities Acts requirements. Each had access to financial information available in public markets and was offered the opportunity to review any documents that they requested prior to making said investment.

2. Tiger Telematics - Loans from stockholders.

During the fourth quarter of 2003 the company converted the then outstanding debt to stockholders of the UK Ltd. company to common stock at the rate of $.02 which was the market price of the common stock as of the date that the agreements were entered into in August 2004 with the numerous debt holders for debt of (pound)886,000 at the time converted at 1.58 to $1,400,000. The Company issued 70 million shares of common stock in the conversion of this debt to common stock. The debt conversion negotiated based on arms length transaction did involve certain officer and directors of the Company and or its Gametrac Europe Ltd subsidiary. In addition the Company converted certain additional debt owed to a non-officer non director shareholder whom the Company was indebted to for (pound)143,500 converted at 1.58 to $226,730 and issued at $.02 per share 11,336,500 million shares of its common stock. That person became affiliated with the Company in April 2004 as a Head of Investor Relations in an agreement unrelated to the above transactions. Additional share transaction with that person occurred in second quarter 2004.

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Shareholder approval of increase in authorized share capitalization.

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

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are two vendors that have filed suit against the Gametrac Europe, Ltd. for invoice billings for services that the Company has retained counsel to contest the alleged invoices. The litigation is pending in UK courts. The Company has expensed the amounts of the invoices that it agrees is owed but has to date made no provision for the other invoices that are contested. In addition, the Company has received invoices from several corporations for software charges it is maintained that the Company procured for use in current or previous products of the Company. The company is investigating the circumstances surrounding the invoices to determine the appropriate provisions to make, if any, regarding the same.

The impact of the above litigations, contested suits and alleged obligations could in aggregate have a material affect on the Company's operating results and financial position for the 4th quarter of 2003 and or the 1st quarter of 2004, if the outcome of the litigations or investigations is adverse to the Company.

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

Tiger Telematics, Inc. ("Tiger Telematics" or "the Company" previously named Floor Decor, Inc.) is the parent company of several subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The company announced the discontinuation of the flooring segment on June 6, 2002 and sold the assets on August 9, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which develops and provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002 the company set up its third subsidiary Tiger Telematics USA, Inc. and it acquired the assets and certain liabilities of Comworxx, Inc. a Sarasota, Florida based entity that provided telematic products and services to the business to consumer segment in the United States. That business suspended operations in August 2002 and disposed of its assets in 2nd quarter of 2003. . In December 2003 the Company sold Tiger Ltd. And started Tiger Europe Ltd. to develop Telematics and related products using the GPS function. Tiger Telematics Europe Ltd. was renamed Gametrac Europe Ltd. in the first six months 2003 and has filed in the UK to change its name again to Gizmondo Europe Ltd.

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

Three  months-ended  September  30,  2003  compared  to the three  months  ended
--------------------------------------------------------------------------------
September 30, 2002
------------------

Below is a summary of the results of the company for the three months ended September 30, 2003 compared to the three ended September 30, 2002.

Net Sales: The Company's net sales were $(230) in the three months ended September 30, 2003, compared to $152,000 for the same period in 2002 from continuing operations. This is principally due to not having unit sales from the sold entity of Tiger Ltd.(sold in December 2002) that reported sales in the comparable period of the three months ended September 30 2002. With the new start up Tiger Europe Ltd. the company was focused in third quarter 2003 on developing its handheld wireless multi-entertainment device now named Gizmondo.

Gross Profits: Gross profits were $(9,3277) for the three months ended September 30, 2003 compared to $(70,641) for the same three months of 2002. The decrease was due to having sold the Tiger Ltd. unit that was included in the 2002 numbers. The Company also made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to gaming handheld entertainment device.

Selling Expenses: Selling and marketing expenses for the three months ended September 30, 2003 were $106,948 compared with 203,681 for the same time period in 2002. Much of the $96,733 reduction can be attributed from not having the costs of the divested Tiger Ltd. which was in the numbers for the same quarter of 2002 and the transformation of the company into a development concern with a focus on primarily product development of the Gizmondo. Most of this actual cost in third quarter 2003 related to the establishment of general marketing for potential orders for the Company's Gizmondo product and rental car Telematics products. and a UK based motor bike.

General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2003 were $1,034,945 compared to $1,206,935 or down over $171,990. This decrease came from the lower costs with the divestiture of Tiger ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduce cost rate in 2003 third quarter as compared to the same time period in 2002. Expenditures have been made in developing several new products including Child Tracker devices (since terminated) and gaming handheld devices. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. $119,215 was expensed as specific development expenses in third quarter 2003. The Company anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy. $908,426 of the total $1,034.945 general and administrative expenses for the quarter was in the UK unit.

Other Expenses: Other expenses for the three months ended September 30, 2003 were $286,616 compared to $1,026,522 for the three months ended September 30, 2002. Most of the reduction was due to not having the impairment of goodwill write down of $1 million that took pace during the first nine months of 2002. Other expenses consisted of interest expense on loans of $11,475 and currency translation adjustments of $275,141. The currency translation adjustment accounted for virtually all of the increase in this category and is due to the drop in the dollar currency relative to the sterling since the beginning of 2003 from carrying foreign based assets on the balance sheet. The exchange rate at the end of the quarter was 1.6771 as contrasted with 1.5749 at the end of first quarter 2003. Interest in the three month period ended September 30, 2003 of $11,475.

Net Loss from continuing operations: The Company reported an operating loss of $(1,437,838) in three month period ended September 30, 2003 compared to $(2,507,779) for the same time period in 2002. The loss was lower due to the costs associated with the divested Tiger Ltd. no longer included in operations since it was sold and the cost reductions undertaken in late 2003. In addition there was no write-down of impaired goodwill as occurred in 3rd quarter 2002. Management does anticipate that its losses in future quarters will grow materially as it expenses development cost for its new product of gaming device Gizmondo. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $0 in the three months ended September 30, 2003 as compared to a $0 loss in the same time period in 2002. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: The Company incurred a total loss of $(1,437,838) for the three months ended September 30, 2003 as compared to a loss of $(2,507,779) for the comparable three months of 2002. The difference of $1,069,941 reduction is attributed the divestiture of Tiger Ltd. and not having its losses in third quarter 2003 results and the goodwill write-down that occurred in third quarter 2002. There will bee no discontinued operation impacting 2003 going forward. The UK subsidiary will incur costs in the development of its new Gizmondo product and in marketing its Telematics products. The anticipates that future net losses per quarter will be considerable higher then in recent quarters as the company increases the expenditures in product development and marketing costs for Gizmondo.

Nine months ended September 30, 2003 compared to the nine months ended September
--------------------------------------------------------------------------------
30, 2002
--------

Below is a summary of the results of the company for the nine months ended September 30, 2003 compared to the ended September 30, 2002?

Net Sales: The Company's net sales were $(8,477) in the first nine months ended September 30, 2003 compared to $181,663 for the same period in 2002 from continuing operations. The negative sales were due to returns from client trials. This reduction in sales from the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is principally due to not having unit sales from the sold entity of Tiger Ltd.(sold in December 2002) that reported sales in the comparable period of the first nine months of 2002. With Tiger Europe Ltd. the company was focused in the first nine months of 2003 on building its next generation of product with enhanced features and in developing accounts and doing trails in the rental car business areas. In first quarter 2003 trials were under way at a rental car a concern. Those trials were concluded successfully in second quarter 2003 but a contract was not received from the enterprise.

Gross Profits: Gross profits were $(5,381) for the first nine months of 2003 compared to $(113,699) for the first nine months of 2002. The impact of recording returns from trials created the negative gross margin. The lower loss was from not having the Tiger Ltd. numbers in the 2003 results. The Company has made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to a gaming handheld entertainment device now named Gizmondo.

Selling Expenses: Selling and marketing expenses for the first nine months of 2003 were $165,709 compared with $452,842 for the same time period in 2002. Much of the $287,133 reduction can be attributed from not having the costs of the divested Tiger Ltd. which was in the results for first nine months of 2002 and the transformation of the company into a development concern with a focus on selling to rental car concerns and developing new products such as the Gizmondo. Most of this actual cost related to the establishment of potential orders for rental car Telematics products and a UK based motor bike company that produced motor bikes in China. Both of the projects have since been dropped from the Company's plans for the future.

General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2003 were $1,940,034 compared to $4,060,279 or down over $2,120,245. This decrease came from the lower costs with the divestiture of Tiger Ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduce cost rate in 2003 first nine months as compared to the same time period in 2002. These staff reduction have reduced costs and allowed the Company to sustain operations but it delayed certain filings with regulatory bodies and made the Company's control system extremely reliant on fewer persons than would normally be the case. A significant reason for actual costs incurred in 2003 to date of being a public company, primarily fees for accounting, legal, and professional and consulting services. These fees were approximately $402,505 in the first nine months of 2003 although some of the expenses were normal fees of running any business. Expenditures were made configure the product to obtain to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of Tiger's telematics devices. Expenditures have been made in developing several new products including Child Tracker devices (since terminated) and gaming handheld devices. The Company expensed $148,611 of specifically designated development expenses in the first nine months of 2003. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. The Company anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy.

Other Expenses: Other expenses for the first nine months of 2003 were $265,909 as compared to $4,828,451 for the first nine months of 2002. The bulk of the difference was the impairment of good will write down in 2002 of $4,714,818 that was not in 2003 numbers. Other expenses consisted of interest expense on loans of $35,853 and currency translation adjustments of $230,056. The currency translation adjustment accounted for virtually all of the increase in this category and is due to the drop in the dollar currency relative to the sterling since the beginning of the year and carrying foreign based assets on the balance sheet. Interest in 2003 of $35,853 is $4,452 lower or about 11% less than in the first nine months of 2002 as the company converted certain interest bearing debt to common stock during the 4th quarter of 2002.

Net Loss from continuing operations: The Company reported an operating loss of $(2,377,033) in the nine months ended September 30, 2003 compared to $(9,808,430) for the same time period in 2002. The loss was lower due to the costs associated with the divested Tiger Ltd. no longer included in operations since it was sold, not having the $(4,714,818) write down of impaired goodwill that occurred in 2002 in the numbers for 2003 and the cost reductions undertaken in late 2002. Management does anticipate that its losses in future quarters will grow materially as it expenses development cost for its new products of GPS and gaming device Gizmondo. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $0 in the first nine months of 2003 as compared to a $(353,430) loss in the same time period in 2002. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: The Company incurred a total loss of $(2,377,033) for the first nine months of 2003 as compared to a loss of $(9,808,701) for the first nine months of 2002. The difference of nearly $7,431,668 reduction is attributed the divestiture of Tiger Ltd. and not having its losses in first nine months of 2003 results, the elimination of the $(4,714,818) write down of impaired goodwill that occurred in 2002 and the cost reductions taken in late 2002 that helped results for the nine months ended September 30, 2003. There will be no discontinued operation impacting 2003 going forward. The UK subsidiary will incur costs in the development of its new products and in marketing its Telematics products. The anticipates that future net losses per quarter will be considerable higher then in first quarter as the company increases the expenditures in product development and marketing for Gizmondo.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

In the nine months ended September 30, 2003, the Company's working capital improved slightly This was the result of in current assets, consisting of decreases in accounts receivable of $91,867, inventory of $114,960, prepaid expenses and other current assets of $9,052, and assets of discontinued operations of $517,210, offset by increases in current liabilities, consisting of increases in accounts payable of $1,138,979, accrued expenses of $(74,418), and increased by a reduction of liabilities to stockholders of $572,191 and liabilities of discontinued operations of $556,627. $1,062,000 of the payables relates to Tiger USA, and reflects contingent liabilities allegedly assumed in the purchase agreement. These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc although they are carried as Accounts Payable on the Consolidated Balance Sheet. As discussed in Note J. Business Considerations to the Consolidated Financial Statements the Company has hired a legal counsel to analyze and advice as to potential liabilities arising from the purchase of the assets of Comworrx and associated causes of actions against the seller and its shareholders. The Company has been in continued serious recent discussion with the seller regarding a settlement of the obligations. Such discussions are near an agreement to issue shares of common stock to settle the disputes. Also, in the nine months ended September 30, 2003 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity not fully offset by continued loans from stockholders. The Company also retired $93,100 of obligations in first quarter, $25,000 in second quarter, $34,000 in third quarter by issuing shares of commons stock.

Certain creditors of the company's Tiger Europe Ltd. have made formal demands on the Company for repayment of indebtedness for services or products ordered by the company. To date, the company has been able to meet those demands with payments or enter into acceptable payment arrangements but without additional funding these demands can not be met in the future. There is also certain pending litigation and other issues facing the Company as disclosed in Note K Subsequent Events.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock principally from accredited foreign investors. See also Note K Subsequent Events. On August 9, 2002 the Company sold the assets of the flooring division including this inventory, which improved liquidity requirements during the balance of 2002 and in its quarter of 2003 as the purchaser retired certain obligations which were removed from the Company's balance sheet. The Company continued to issue shares of Common Stock in the nine months ended September 30, 2003 and in the subsequent quarter of quarters of 2003 to retire certain obligations due for payment.

The Company incurred operating losses in 2002 and in the first nine months of 2003 of $(13,500,000) and $(2,377,033) respectively. The losses were at a much lower rate in 2003 due to cost reductions and divestures of unprofitable concerns. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of Common Stock and warrants through private placement and other share subscription agreement transactions as detailed in Note C. Equity Transactions and Note K Subsequent Events.

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

The Company continued to obtain funding through equity transactions as detailed in Note C Equity Transactions and Note K Subsequent Events. This funding has allowed the Company to maintain its business and to continue the development and launch of its Gizmondo product line.

The Company evaluated the business of its acquired assets of Comworxx (acquired on June 25, 2002 by the wholly owned subsidiary Tiger USA, Inc), to determine the appropriate time if ever to launch these products full scale in the U.S. Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full in Second Quarter 2002. The Company effectively mothballed the operations of Tiger USA and discontinued those operations, and sold the assets in partial payment to the landlord of the facility used by the business assets bought by Tiger USA. The Company retained legal counsel to review its options under the purchase agreement that acquired these assets. Although over a year has gone by, the Company is in recent serious discussions with the seller for the company's concerns of potential misrepresentation in the purchase agreement that Comworxx was a viable business and to settle certain payments they allege are called for under the Purchase Agreement. The Company has had numerous discussions with the sellers in regards to a settlement agreement and such discussions are being continued to settle the dispute by issuing common shares of the Company...

The Company will seek to raise additional equity financing or alternate trade or bank financing as needed to fund the development and the launch of the Gizmondo product as needed. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will meet its liquidity of capital needs for the next twelve months through equity financing but no assurances can be given that this will occur. As the company continues to experience negative operating results in 2004, the Company's liquidity will remain strained. The Company is dependent upon financing from its shareholders and from the sale of common stock of the company. The Company has been in discussions with various parties for various types of trade financing to begin upon the launch of the Gizmondo product. There can be no assurances that the Company will be able to continue to obtain this or alternate funding from external sources. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

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

TIGER TELEMATICS, INC.

/S/ Michael W. Carrender       Chief Executive Officer, Director      May 3,2004
--------------------------     and Chief Financial Officer
Michael W. Carrender           For the Registrant