Form 10-K/A
period 2002-12-31
TIGER TELEMATICS INC
filed 2005-04-01
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission file number 001-15977

                             Tiger Telematics, Inc.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                13-4051167
       (State of other jurisdiction of                  (I.R.S. Employee
        incorporation or organization)                Identification No.)


           10201 Centurion Parkway N. Ste. 600 Jacksonville, FL 32256
               (Address or principal executive offices) (Zip code)

                                 (904) 279-9240
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ ] No [ X ]

Aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2005 was $1,158,780,000.


Number of shares of common stock outstanding as of March 1, 2005 was 46.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Explanatory Note


Tiger Telematics, Inc. (the "Company") is filing this Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Annual Report") to include updated financial information in certain sections of Part II, the information required under Part III and to include audited financial statements and the notes and schedules thereto in substitution for unaudited financial statements previously included in the Annual Report. Except to the extent of the updated financial information in certain sections of Part II and as required in Part III or in the financial statements or notes thereto, this Amendment No.1 does not reflect events occurring after the filing of the original Annual Report, or modify or update the disclosures therein in any way other than as described above. The Company's financial position and results of operations reflected in the audited financial statements included in this Amendment No.1 are materially different from those reported in the original Annual Report. Total assets increased approximately 44% and net loss declined approximately 19%. The Company's business, capital structure and prospects, however, are significantly different from those reflected in the original Annual Report. For further information concerning these matters see the notes to the financial statement included in this report.

In July 2004, the Company's shareholder's approved a 1 for 25 reverse common stock split. Except as otherwise indicated all share amounts included in this report reflect such reverse split.



                                     PART II

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

Year  ended  December  31,  2002,  2001 and period  from July 3,  2000,  Date of
Inception, through December 31, 2000.

                                            2002           2001           2000
OPERATING  DATA:  (IN  THOUSANDS,
EXCEPT SHARE AND PER SHARE AMOUNTS)

Net Sales                               $       284    $         0    $         0
Cost of goods sold                              385              0              0
                                        -----------    -----------    -----------
Gross loss                                     (101)             0              0
General and administrative                    5,172            283              0
Selling and marketing                           597              0              0
                                        -----------    -----------    -----------
Operating loss                               (5,870)          (283)             0
Other income, (expense)                      (4,826)             0              3
Interest expense, net                           (38)          (146)           (29)
                                        -----------    -----------    -----------

Net loss from continuing operations     $   (10,734)   $      (428)   $       (26)
Net loss from discontinued operations          (353)          (871)          (639)
                                        -----------    -----------    -----------

Net loss                                    (11,087)        (1,299)          (665)
                                        ===========    ===========    ===========
Basic and diluted net loss per
common share                            $   (3.9278)   $   (0.5978)   $   (0.3068)
                                        ===========    ===========    ===========
Weighted average shares of
outstanding                               2,822,876      2,173,099      2,169,467


                                                        December 31,
                                            2002           2001           2000
BALANCE SHEET DATA: (IN THOUSANDS)


Working capital                         $    (5,398)   $    (1,394)   $      (899)
Total assets                                    647          1,299            830
Total liabilities                             5,952          2,693          1,495
Stockholders' deficit                         5,305         (1,395)          (665)


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

The following discussion should be read in conjunction with the Company's financial statements, related notes and the other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors affecting the Company's business.

General

Overview

In May of 2001, the Company completed a reverse shell merger with Media Communications Group, Inc. ("MCGI"). Prior to the acquisition of Floor Decor, Inc. ("Floor Decor"), MCGI was a "public shell" company, with no significant operations or assets. The acquisition of Floor Decor was accounted for as a reverse acquisition. Under a reverse acquisition, Floor Decor is treated for accounting purposes as having acquired MCGI and the historical financial statements of Floor Decor become the historical financial statements of MCGI. Therefore, all references to the historical activities of the Company refer to the historical activities of Floor Decor. Floor Decor changed its name to Tiger Telematics, Inc. on June 6, 2002.

The limited operating history of the Company makes its future results of operations difficult to predict.

Tiger Telematics, Inc. ("Tiger Telematics" or the "Company" previously named Floor Decor, Inc.) is the parent company of three subsidiaries. The first subsidiary, Media Flooring, Inc., operating through its subsidiary Floor Decor LLC, operates a flooring products sales and service business, which represented all of the business operations of the Company during 2001. The Company announced the discontinuation of the flooring segment on June 6, 2002 and sold the assets on August 9, 2002. On February 4, 2002, the Company acquired its second subsidiary, Tiger Telematics LTD, a UK company, which develops and provides telematics products and services to the business-to-business segment in Europe. On June 29, 2002, the Company set up its third subsidiary Tiger Telematics USA, Inc. ("Tiger USA") and it acquired the assets and certain liabilities of Comworxx, Inc. ("Comworxx"), a Sarasota, Florida based entity that was developing telematic products and services to the business to consumer segment in the United States. That business has suspended operations until the Company does further evaluation.

On December 17, 2002, the Company sold Tiger Telematics. Ltd. to a Swedish firm in exchange for a royalty agreement. At the same time, the Company formed Tiger Telematics Europe, Ltd. ("Tiger Europe") to focus on Western Europe customers, marketing principally in England and in developing its new generation of products, developing and launching its child tracking devices.

Flooring - Discontinued Operations.

Floor Decor operated a "big box superstore" in Fort Lauderdale, Florida that offered a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and retail customers. The Company's store is over 40,000 sq. ft. and stocks an extensive product line including over 5,000 area rugs and 1,000,000 sq. ft. of other floor coverings. The assets and certain liabilities of the flooring business were sold on August 9, 2002 effectively eliminating the flooring segment.

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

The Company also started another subsidiary in London, England, Tiger Telematics Europe, Ltd., which focused on developing new telematics products, on developing child-tracking devices and on marketing in England and Western Europe primarily to large fleet suppliers such as rental car companies.

On June 25, 2002, the Company created a wholly owned subsidiary Tiger Telematics, USA, Inc. that acquired the assets and certain liabilities of Comworxx as disclosed in the note I to financial statements. That subsidiary is currently in a dormant state after deciding that it cannot launch the products.

A non-cash provision of $1,152,713 was made in December 2002 for the bankruptcy and liquidation of MINIME Inc., the buyer of the assets and Floor Decor LLC for potential contingent liabilities that might arise from that transaction. In first quarter of 2003, the Tiger Telematics Ltd. corporation was placed in receivership by a certain creditor of the firm. The Company is monitoring this process to determine if any potential liabilities could arise.

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

Twelve months-ended December 31, 2001 compared to the twelve months ended December 31, 2000.

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

Net Sales: As a result of the classification to discontinued operations sales for 2001 and 2000 are zero.

Gross Profits:  Similarly, gross profit was zero for 2001 and 2000.

Selling Expenses:  Selling expenses for 2001 and 2000 are similarly zero.

General and Administrative Expenses: General and administrative expenses for 2001 were $280,000 as compared to zero due to the reclass to discontinued operations and the start-up of the business in late 2000. The reason for the general and administrative expenses being high are the costs associated with being a public company, primarily fees for accounting, legal, and professional services.

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

Twelve months-ended December 31, 2002 compared to the Twelve months ended December 31, 2001.

Below is a summary of the results of the Company for the twelve months ended December 31, 2002.

Net Sales: The Company's net sales were $283,730 in of 2002. $102,047 of this was shipped in fourth quarter. There are no comparables for the prior year since the telematics unit was not acquired until February 2002. This includes shipments of its telematics products that are not a part of the Company's strategic business model. The Company defers income from connection fees from telecom suppliers until the cancellation period expires on such contracts. This represents deferred income that will be recorded prorated in future quarters. The Company's business model is based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers unlike most of its competitors who derived most of their income from the sale of hardware. The Company did experience some returns of product in the 2nd quarter that were subsequently shipped to other customers in July 2002. Many of these customers were in Scandinavian countries and will not continue in 2003 as the Tiger Telematics, Ltd. business, focused mostly in Scandinavian countries was sold in December 2002. The Company believes that the pricing of its product offering, in its business model, is less expensive than other competitive offerings.

Gross Loss: Gross loss was $(101,238) for the twelve months of 2002. The telematics products reported a lower than anticipated gross profits as part of the initial strategy used to introduce its new product in the marketplace earlier in 2002. A critical mass of shipments is a key to improving the gross profit margin. This is evident by results for fourth quarter where the gross profit was 44,629 or about 40%. It is anticipated that a higher level of shipments will be reached by the first half of 2003 to further improve the margin. Similarly, with sunken technology development costs, the gross margin can rapidly improve as volumes of shipments increase. Although basic telematics devices are can be built, the accompanying software is much more challenging. The Company has a substantial expertise in this development, which will improve gross profit in future quarters. The Company expended funds in hiring and retaining several new executives and supporting staff with expertise in technology, telematics, wireless and developing products in the telematics space. The Company has expended funds in the development of an improved fleet product scheduled to ship first units now in 2003, as opposed to 2002 as originally expected due to a shortfall in funding during the current quarter. The Company has a substantial expertise in software development, which will improve gross profit in future quarters. The Company has expended funds in the 2002 in the development of an improved fleet product with enhanced features scheduled to ship units in 2003. The delay in finishing the product was caused primarily by serious funding shortfalls during the current quarter. The Company has made an initial investment in a new generation of child tracker products. Funding shortfalls have delayed their competition also. These are scheduled to launch in third quarter of 2003.

Selling Expenses: Selling and marketing expenses for the 2002 were $597,188. Most of this cost relates to the establishment of potential customers. The sale of Telematics products is a difficult and often lengthy process. The Company has concentrated its marketing effort recently in the UK to large fleet holders based throughout Europe. The Company enjoys a healthy interest in its products but still lacks funding for working capital and has experienced some problems at the manufacturer of the base units on delivery. The Company's Scandinavian order book was a part of the sale of the Tiger Telematics Ltd. business in December 2002. The Company has expended funds in arranging strategic partnerships with wireless telecom providers in order to implement its recurring revenue business model. However, as the operations of the Company' telematic products are shipping, advertising expense and overall selling expenses as a percentage of sales is anticipated to decrease.

General and Administrative Expenses: General and administrative expenses for the twelve months ended December 31, 2002 were $5,171,731. $2,181,747 of this related to writedowns of intangible assets related to Tiger Telematics Ltd. and its sale in December 2002. A significant reason for this increase is the costs associated with being a public company, primarily fees for accounting, legal, professional and consulting services. These fees were approximately $1,063,820 in the twelve months of 2002 including $180,000 of expenses was incurred in the costs of an aborted financing effort with Jefferies and Co, Inc. that was not successful. The Company also incurred costs during 2002 related to the evaluation of several strategic opportunities. The purchase of Tiger Telematics, Ltd. and the Comworxx, Inc.'s assets are two of the results of this evaluation.

In addition, the development of Tiger Telematics Ltd. (now sold) and Tiger Telematics Europe Ltd. also contributed to the increase in the general and administrative expenses of the Company. Expenditures were made to configure the TT7000 product to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of the Company's telematics devices. Some costs related to the development of the infrastructure for the telematics business including product development, engineering, training of installers, and other administrative efforts to facilitate anticipated sales. In addition, several companies are now conducting trials of the product in Europe that costs the Company currently but may result in the shipment of devices for entire fleets of the customers currently in the trial stage. Expenditures have been made in developing several new products including Child Tracker devices. Tiger Telematics, Inc. anticipates a decrease in its general and administrative expenses in future periods with the sale Tiger Telematics Ltd. In order to reduce expenditures the Company has downsized and relocated its corporate office in the U.S. and in England to smaller less expensive facilities. The Company also incurred costs during the third quarter of 2002 related to the evaluation and the attempted but failed integration of the purchase of Comworxx's assets. As discussed in note I to the Consolidated Financial Statements, the Company wrote down the remaining assets acquired from Comworxx.

Other Expenses: Other expenses for the twelve months of 2002 were approximately $5,350,000 as compared to $145,600 in 2001. $4,884,733 of the amount relates to the non-cash write-down of the impaired goodwill and other intangibles from acquisitions, principally the assets of Comworxx. The Company took a write-down in third quarter of the intangible order book asset of $1,000,000 to reflect the potential loss of orders from the delay in shipping product since the original acquisition of the product and the impact of the new recurring revenue model on the accounting for intangible assets. A subsequent write-down in forth quarter of $2,103,830 relates to the loss on sale of Tiger Telematics Ltd. where the intangible assets carried on the Company's balance sheet of the order book and

Scandinavian distribution agreement were written off with the sale of the unit. Other expenses consisted of interest expense on loans of $37,712 and a currency transaction loss of $189,724. The currency transaction adjustment accounted for virtually all of the change in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Telematics Ltd. in February 2002 and the impact of the sale of Tiger Telematics Ltd. in December 2002. Interest in 2002 of $37,712 is $107,888 or 74% less than in 2001. This reflects the lower interest charged on shareholder debt as it was mostly converted into equity in 2002, $77,000 in interest bearing notes remained on the balance sheet as of December 31, 2002

Net Loss from continuing operations: The Company reported an operating loss of $10,734,317. $4,884,733 of the loss is the non-cash write down of the impaired goodwill and other intangibles, principally from of the assets of Comworxx acquisition. $669,000 is the provision for the non-cash write-down of the remaining assets from the assets of Comworxx acquisition. A $1,000,000 loss was taken in third quarter to write-down the order book related to Tiger Telematics Ltd. to realized value in light of the shipping problems created by the lack of working capital. Additionally, $2,103,830 relates to the write-down of intangible assets of remaining value of order book and distribution agreement with the sale of Tiger Telematics Ltd. $1,152,713 reflected a provision for potential liabilities related to the April 2003 bankruptcy and subsequent liquidation of the buyer of Floor Decor LLC and its assets. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future. Management believes the costs will be lower as a percentage of sales in 2003 since sales growth is expected to exceed increases in operating expenses.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $353,430. On August 9, 2002, the Company sold the assets of the flooring segment effectively eliminating that segment going forward from that date. Included in the number is the actual impact of the sale including a gain on sale.

Net Loss: The Company incurred a total loss of $11,087,747 for the twelve months of 2002. $4,884,733 was the non-cash loss from the write down of impaired goodwill, principally related to the acquisition of the assets of Comworxx and a related $407,000 write-down of the remaining assets from the Comworxx purchase. $2,103,830 was the write down of the order book and distribution agreement as a part of the loss on the sale of Tiger Telematics Ltd. in December 2002.
$1,152,713 reflected a non-cash provision for the potential contingent liabilities related to the bankruptcy and subsequent liquidation of the buyer of Floor Decor LLC and its assets, which occurred in April 2003. The Company anticipates that future net losses per quarter will be lower as shipments get made in future quarters for revenue to offset the costs associated with the operation.

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

The Company incurred net losses in 2000, in 2001 and in 2002 of $665,000, $1,299,000 and $11,087,747 respectively. These operating losses caused cash flow from operations to be ($956,000) and ($713,000) and in the period from July 3, 2000 (inception date) through December 31, 2000 and for the twelve months ended December 31, 2001, respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed. - Refer to note J in the accompanying financial statements.

In the fourth quarter of 2001, the Company also borrowed approximately $130,000 from Banyan Capital Partners Ltd. In December 2001, the Company initiated a private placement and raised $574,200 of equity. An additional $1.8 million of equity (including the conversions of $923,000 of certain debt owed to stockholders) was raised during January through March 2002. Banyan Capital Partners Ltd. assisted the Company in this process. This $2.4 million equity funding was used to provide liquidity to Tiger Telematics, extend the closing date of the Hamway Flooring transaction (now expired), and to fund operating losses and negative cash flows including the expenses of operating a public reporting company.

In the twelve  months ended  December 31, 2002,  the Company's  working  capital deteriorated further. This was the result of decreases in current assets, consisting of increases in accounts receivable of $116,648, inventory of $163,489, and an increase in prepaid expenses and other current assets of
$129,204, and a decrease in assets of discontinued operations totaling $1,278,443, offset by increases in current liabilities, consisting of increases in accounts payable of $1,450,998, accrued expenses of $1,961,644, an increase in notes payable of $199,565 and an increase in amounts due stockholders of $204,014. Liabilities of discontinued operations also decreased by $735,408. The increase in payable relates in part to Tiger USA, and reflects liabilities assumed in the purchase agreement. These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc. As discussed in
Note I and Note K, the Company has hired legal counsel to analyze and advise as to potential liabilities arising from the purchase of the assets of Comworxx and associated causes of actions against the seller and its shareholders. The increase in accrued expenses represents a provision made for contingent liabilities related to the bankruptcy of the buyer of the assets of the flooring segment. Also, in the twelve months ended December 31, 2002 the amounts due stockholders reduced as a result of the debt conversions of certain stock holders to equity offset by continued loans from stockholders. The Company also raised $877,000 net of advisory fees, from the final portion of a private placement of common stock and warrants during first quarter 2002.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock. On August 9, 2002, the Company sold the assets of the flooring division including this inventory, which will improve liquidity requirements during the balance of 2002. The Company continued to issue shares of common stock in early 4th quarter to retire certain obligations due for payment.

The Company incurred net losses in 2001 and in 2002 of $1,299,080 and $11,087,747 respectively. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and from the sale of common stock and warrants through private placement transactions.

In December 2001, the Company initiated a private placement of common stock and warrants and raised $574,200 of equity. An additional $1.8 million of equity (including the debt to equity conversions of $923,000 of certain stockholders) was raised during January through March 2002. This $2.4 million equity funding net of expenses was used to provide liquidity to Tiger Telematics and to fund operating losses and negative cash flows including the expenses of operating a public reporting company. In February and March 2002, the Company obtained approximately $290,000 from stockholders of interest free advances and promissory notes due upon demand to fund operations of Tiger Telematics Ltd. In second quarter 2002, the Company sustained operations by obtaining loans from stockholders. In October 2002, certain stockholders converted $455,176 of debt into Company Common Stock, which reduced debt and improved liquidity in the balance sheet. The Company anticipates further cash assistance in the form of loans from its stockholders to assist in liquidity while the Company raises additional capital although no assurances can be given that they will be able or willing to continue such support. The sale of the assets of the flooring segment on August 9, 2002 helped liquidity as liabilities assumed were less than assets sold and the Company is no longer required to fund the operating losses and working capital needs of that flooring segment going forward.

The Company is evaluating the business of its acquired assets of Comworxx (acquired on June 25, by the wholly owned subsidiary Tiger USA). Based on a post acquisition evaluation of the assets and market position of Tiger USA, the Company determined that the goodwill from the acquisition was impaired wrote it down in full. The Company retained legal counsel to review its options under the purchase agreement that acquired these assets. The Company is in discussions with the shareholders of the seller for modification of the terms of the purchase agreement due in part to potential misrepresentation in the purchase agreement that Comworxx was a viable business. Unless new arrangements can be negotiated the Company has several available options including but not limited to litigation. Given the high relative cost of the product relative to the projected sales price available for such products in the U.S. consumer marketplace, the Company has decided not to launch the product. The Company closed the operations of Tiger USA and may sell the assets or attempt to rescind the original purchase agreement.

The Company's $3 million in secured financing did not materialize. In the fourth quarter of 2002, the Company executed a subscription agreement with a company to sell 7,500,000 shares Common Stock of the Company for $0.20 a share to generate $1,500,000. The investor did not close the transaction reportedly due to the Company's declining stock price. The Company's effort to raise additional equity financing for working capital through an arrangement with Jefferies and Company was aborted and was not successful, the Company will continue to seek to raise additional money and equity through various alternate strategies. However, there can be no assurance this additional capital or other form of financing will be available, or if available on terms reasonably acceptable to the Company.

The Company anticipates that it will not be able to meet its capital needs for the next twelve months without further equity financing but no assurances can be given that this will occur. The Company has discontinued and sold its flooring operations, sold its Tiger Telematics Ltd. business to in part reduce debt, conserve working capital and to reduce costs going forward to run the remaining business. Despite incurring a non-cash loss on the sale, the Company sold Tiger Telematics Ltd. in order to reduce its debt and to focus on the limited resources available on a more narrowly focused market in England. The Company believes that the sale was necessary to ensure the continued survival of the remaining operations. The Company has shrunk its operations and may need to further shrink its operations to sustain its remaining operations. As the Company continues to experience negative operating results in 2003, the Company's liquidity will remain strained.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

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

Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.
Statements  as  to  what  the  Company  "believes,"   "intends,"  "expects,"  or
"anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the report is subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance it's anticipated capital expenditures, which could prove to be different than expected, the Company's reliance on outside sources of equity capital to continue to fund its operations, the Company's reliance upon suppliers for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information on the directors of the Company as of March 1, 2005 is provided below. All executive officers of the Company are also directors of the Company whose terms expire May 30, 2006.

Michael Carrender
Director since 2002


Mr. Carrender, age 51, has been the Chief Executive Officer and Chief Financial Officer of the Company since August 2003 and was previously Executive Vice President and Chief Financial Officer of the Company since February 2002. Mr. Carrender served as President and Chief Executive Officer of Crowe Rope, a unit of JPBE, Inc., a manufacturer of cordage products, from January 1999 until he joined the Company in February 2002. He was an independent consultant for various companies prior to joining Crowe. He was Vice President and General Manager of Mail Well Inc., a New York Stock Exchange printing Company, from 1997 to 1998. Before he became a consultant, he was with Consolidated Packaging, a publicly traded multi-plant paper converting company, for seventeen years during which he held positions of Treasurer (1979-1983), Chief Financial Officer
(1984-1989), Chief Operating Officer (1988-1989), and President and Chief Executive Officer (1989-1996). Mr. Carrender holds a BA and an MBA in Finance.


Carl Freer
Director since August 2004


Mr. Freer, age 34, has served as Chairman since August 2004 and has been Managing director of the Company's Gizmondo Europe Ltd. subsidiary based in the UK since summer of 2003. He was the founder in 1999 of Eagle Eye Scandinavian Ltd. that was acquired by the Company in February 2002. He founded and served as Sales Director of ARE Media AB, a private media sales company in Stockholm, a Director of Performance Films SA, a film production company in Malaga, Spain and a Director of Rivera Auto Forum, a specialty auto dealership in Cannes, France. He was a co-founder of software company Vxtreme that pioneered the highly successful video compression lab technique. Mr. Freer is a director of WEG Entertainment and a trustee of several charities, including Kings Medical Research Trust.


Steve Carroll
Director since August 2004


Mr. Carroll, age 47, has served as Chief Technology Officer and as a Director since August 2004. He has also been the Chief Technology Director of the Company's Gizmondo Europe Ltd., since its inception in December 2002. He has been with the Company or its subsidiaries since September 2002. He was formerly Director of Maxon, a Korean high volume telecommunications equipment manufacturer from 1996 to 2002. He was previously employed at Marconi/MOD/GEC, telecommunications equipment manufacturers in various positions from 1981 to 1996. He has a Masters Degree MSc from Cambridge in the UK.

Section 16(a) Beneficial Ownership Reporting Compliance


Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's common stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of common stock with the Securities and Exchange Commission (the "Commission"). Such persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) forms filed with the Commission.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2002, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2002, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2002.


Code of Ethics

As of the date of this filing, the Company has adopted a code of ethics that applies to the Company's executive officers.

Audit Committee Financial Expert

The Company's board of directors has determined that the Company did not have an audit committee financial expert serving on its audit committee during the time period covered by this filing. The Company did not have an audit financial expert serving on its audit committee because it was not a requirement for the time period covered by this filing.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table provides information on the total compensation paid or accrued during the fiscal years indicated below to the Company's chief executive officer. The table also lists the former chief executive officer of the Company who would have been included had he remained an executive officer of the Company at December 31, 2001 and a former Chief Executive Officer who resigned as CEO on June 28, 2002 and resigned as a Director in August 2002.


                                           Summary Compensation Table
                                            Annual Compensation (1)

                                                                    Securities
Name and Principal                                   Other Annual   Restricted     Underlying       LTIP      All Other
Position               Year     Salary       Bonus   Compensation   Stock Awards   Options/Shares   Payouts   Compensation
--------               ----     ------       -----   ------------   ------------   --------------   -------   ------------

Michael W.             2002   $78,565 (2)     $0                                     144,000 (3)
Carrender
Chief Executive        2001        $0         $0                                           0
Officer


A. J. Nassar           2002   $50,000         $0                                           0
Former Chief           2001   $37,266 (4)     $0                                           0
Executive Officer
and Chairman of the
Board until July
2003

Jonathan Landers (5)   2002        $0         $0                                           0
Former President       2001        $0         $0                                           0
and Chief Executive
Officer

____________________

(1) No officer received perquisites in an amount greater than the lesser of (a) $50,000 or (b) 10% of such officer's total salary plus bonus.

(2) Mr. Carrender joined the Company in February 2002. Represents salary earned by Mr. Carrender, $38,008.12, which was accrued and unpaid as of December 31, 2002.

(3) 144,000 shares granted in August 2002 at market price on date of issuance and vest per schedule below.

(4) Represents salary earned by Mr. Nassar from May 22, 2001 through December 31, 2001, $35,343 of which was accrued and unpaid as of December 31, 2001. The salary level at the time of resignation was at $100,000 per annum. Mr. Nassar resigned as CEO on June 28, 2002.

(5)  Mr.  Landers  resigned  as  President  and Chief  Executive  Officer on May
     22,2001.


Option Grants

As of December 31, 2001, there were no stock options granted pursuant to the Company's stock option plan. Options were granted in 2002. The following table sets forth certain information concerning options granted during the year ended December 31, 2002 to the individuals listed in the Summary Compensation Table pursuant to the Company's 2001 Stock Option Plan (the "2001 Plan").


                        Option Grants in Last Fiscal Year

                                Individual grants
                                -----------------

             Number of       Percent of total
             securities      options/ shares                              Potential realizable value at
             underlying      granted to        Exercise of                assumed annual rates of stock
          option/shares   employees in      base price    Expiration   price appreciation for option
 Name        Granted         fiscal year       ($/Sh)        Date         term
 ----        --------        -----------       ------        ----         ----
                                                                              5%                10%
 Michael W.
 Carrender   144,000(1)      100.00%           $1.50         8/17/12      $552,960          $1,009,440



(1) Options issued on August 17, 2002, pursuant to the 2001 Plan which vested as follows: 36,000 upon issue, 36,000 in February 2003, 36,000 in February 2004, and 36,000 in February 2005.


The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 2001 Plan and outside of the 2001 Plan at December 31, 2002, by the individuals listed in the Summary Compensation Table.

 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                            Number of Securities
                                            Underlying Unexercised    Value of unexercised
             Shares                         Options/Shares Fiscal     In-the-Money Options Shares at
             Acquired on   Value            Year-End(%)Exercisable/   Fiscal Year-End($) Acquired on
  Name       Exercise      Realized($)(1)   Unexercisable             Exercisable / Unexercisable (2)
  ----       --------      --------------   -------------             -------------------------------
Michael W.   -0-           -0-              36,000/108,000            $19,080/$57,240
Carrender


____________________

(1) Represents the difference between the last reported sale price of the common stock on December 31, 2002 ($2.03) and the per share exercise price of the options at $1.50 multiplied by the number of options exercised.


(2) Represents the difference between the exercise price and the closing price on December 31, 2002, multiplied by the number of securities.

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


Shares Authorized for Grant. Subject to the anti-dilution provisions discussed below, there are 8,000,000 shares of common stock reserved for issuance upon the exercise of options (now 320,000 following the 25 for 1 reverse split of July 30, 2004). Such shares may be authorized, but unissued shares of common stock, or reacquired shares. Shares subject to options granted under the 2001 Plan that have lapsed or terminated may again be subject to options under the 2001 Plan. No options to purchase shares of common stock have been granted under the 2001 Plan as of December 31, 2001 but 144,000 were granted in 2002 as shown below.


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

Non-Qualified Stock Options. Non-qualified stock options are all options, which do not qualify for incentive stock option treatment under Section 422 of the Code. If a non-qualified stock option has a readily ascertainable fair market value at the time of grant, the optionee realizes ordinary income either (a) when his rights in the option becomes transferable; or (b) when the right to an option is not subject to a substantial risk of forfeiture. Ordinary income will be equal to the fair market value of the option less any amount paid by the optionee. If the option does not have an ascertainable fair market value at the time of grant, income is realized at the time the option is exercised. Such income would be the positive difference between the fair market value of the common stock received at the time of exercise and the exercise price paid. Upon the sale of the common stock received upon exercise, the difference between the sale price and the fair market value on the date of exercise will be treated as capital gain or loss.

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

Employment Contracts and Termination and Change-In-Control Arrangements


As of December 31, 2002, the Company has not entered into any employment, termination or change-in-control agreement with any of its executive officers. Mr. Carrender's employment agreement requires a salary increase in February 2003 to $200,000.

In 2002, the obligations under the employment contract of then President and COO Robert Francis were settled in November 2002 in an agreement whereby the Company issued 1 million (pre reverse split) shares of its common stock in full satisfaction of all obligations.


Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. The individuals who served as members of the Compensation, Stock Option and Benefits Committee during the year ended December 31, 2002 were Paul Renn and Frank Habib.

Shareholder Return Performance


This graph compares the Company's total stockholder returns and the Standard and Poor's 500 Composite Stock Index. The graph assumes $100 invested at the per share closing price of the common stock of the Company on the other over the counter market from December 31, 2001 forward. Prior to the reverse merger in May 2001, there was no established public trading market for the Company's stock.


                               12/31/2001                  12/31/2002
                               ----------                  ----------

TGTL                             100.00                       63.13

S&P 500                          173.12                      130.53



Comparison of initial $100 investment in the Standard and Poor's 500 Composite Stock Index versus the common stock of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 1, 2005 for (a) the chief executive officer, (b) each of the Company's directors, (c) all of the Company's current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of the Company's common stock. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities.

Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2005, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Percentage of ownership is based on 46.5 million shares of common stock outstanding on March 1, 2005.


                                                               Amount and Nature       Percent
                                   Name of Beneficial Owner    of Beneficial Owner    of Class
                                   ------------------------    -------------------    --------

 Directors and Executive           Michael W. Carrender (1)        1,924,036            4.0%
 Officers:

                                   Carl Freer (2)                  2,729,500            6.0%

                                   Steve Carroll (3)                 565,000             *

 All directors and executive
 officers as a group (3 persons)
                                                                   5,218,536           11.0%

________________
*    Less than one percent (1%).


(1) Includes 144,000 shares of common stock issuable upon exercise of incentive stock options, shares held jointly with spouse and shares held individually. The address of Mr. Carrender is 10201 Centurion Parkway N. Suite 600 Jacksonville, FL 32256.

(2) Includes shares held by spouse and in the names of three dependent children. The address of Mr. Freer is One Meadow Gate Park, Farnborough Business Park, Farnborough, Hampshire, UK GU14 6FG.

(3) Mr. Carroll's address is One Meadow Gate Park, Farnborough Business Park, Farnborough, Hampshire, UK GU14 6FG.


EQUITY COMPENSATION PLAN INFORMATION

The following table reflects the number of shares of the Company's common stock that, as of March 1, 2005, were outstanding and available for issuance under equity compensation plans that have previously been approved by the Company's stockholders. The Company has no equity compensation plans that have not been approved by stockholders.


                                                                                    Number of Securities Remaining
                              Number of Securities to be   Weighted-Average         Available for Future Issuance
                              Issued Upon Exercise of      Exercise Price of        Under Equity Compensation Plans
                           Outstanding Options,         Outstanding Options,     (Excluding Securities
Plan Category                 Warrants and Rights          Warrants and Rights      Previously Issued)
-------------                 -------------------          --------------------     -----------------
Equity Compensation Plans
Approved by Security
Holders (1)                   144,000                      $1.50                    216,000


Equity Compensation Plans
not Approved by Security
Holders                       0                            0                        0


Total                         144,000                      $1.50                    216,000


____________________________
(1) Consists of options issuable under the 2001 Plan to purchase a total of 144,000 shares issued to Mr. Carrender in August 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company had a 10% demand note payable to Alvin J. Nassar, its former Chairman and Chief Executive Officer, in the amount of $852,789 and $841,064 as of December 31, 2001 and 2000, respectively. Interest expense related to this note amounted to $86,337 and $19,499 for the periods ended December 31, 2001 and 2000, respectively. Also, as of December 31, 2001 and 2000, the Company owed a total of $180,382 to Mr. Nassar on a non-interest bearing demand note. The amount of $554,500 of this debt was converted to equity subsequent to December 31, 2001 for a total of 1,386,250 (pre reverse split) shares of common stock and warrants exercisable for 1,250,000 (pre reverse split) of common stock at a price of $.75. The warrants expired in December 2003 and were not exercised. In the fourth quarter of 2002, the Company issued 182,070 (pre reverse split) shares to two shareholders, Mr. Nassar and Mr. Ed Kinney, the Company's President until May 2002, to convert $455,761 of debt to equity at $2.50 per share. No warrants were issued in this transaction.

Prior to the merger in 2001, Mr. Nassar the Company's former Chief Executive Officer and Director purchased shares of common stock of Floor Decor for $448.88 (including $270.00 from the Alvin Nassar Family Limited Partnership). Upon the merger of such company into the Company he received 15,415,000 pre reverse split shares of common stock, 5,915,000 (pre reverse split) of which were issued to the Alvin Nassar Family Limited Partnership.


In 2002, the obligations under the employment contract of then President and COO Robert Francis was settled in November 2002 in an agreement whereby the Company issued 1 million (pre reverse split) shares of its common stock in full satisfaction of all obligations.

As of December 31, 2002 the Company owed Michael W. Carrender $38,008.12 in salary and $12,000 in reimbursable expenses. As of December 31, 2003 the Company owed Mr. Carrender $136,570.98 in accrued salary.


During the fourth quarter of 2003, the Company converted $1,400,000 of debt to Carl Freer, a stockholder of the Company and an officer of a subsidiary of the Company, to 2,800,000 shares of common stock at the rate of $.50 per share, the market price of the common stock as of the date that the agreements were entered into. Mr. Freer later became a director and Chairman of Board of the Company. In addition, during the fourth quarter the Company converted $226,730 of debt owed to a shareholder into 453,460 shares of common stock valued at $.50 per share and issued 800,000 shares to such shareholder for services rendered to the Company. That person became affiliated with the Company in April 2004 as a Head of Investor Relations in an agreement unrelated to the above transactions.

In January 2004, prior to becoming a director, the Company issued 200,000 shares of common stock to Steve Carroll as a performance bonus. In October 2004, the Company issued an additional 200,000 shares of common stock to Mr. Carroll as a performance bonus for completing the Gizmondo.

For additional information regarding related party transactions, see Note J to the Company's financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees


For the fiscal years ended December 31, 2002 and 2001, the fees were $75,000 and $60,778 respectively, for professional services rendered for the audit of the Company's financial statements. There was a change of the Company's auditors in November 2002.


Audit Related Services

The Company was billed $60,000 and $32,782 for the years ended December 31, 2002 and 2001, respectively, for the review of financial statements included in periodic and other reports filed with the Securities and Exchange Commission.

Tax Fees


The Company was also billed $13,323 and $11,115 for the years ended December 31, 2002 and 2001, respectively, for various income tax returns although additional amounts will be required to file the 2002 tax return.

Additional Fees

The  Company  was not billed  any fees of the years  ended 2002 and 2001 for any
products  and  fees  relating  to  accounting   services,   including  financial
information systems design and implementation.

Item 15. Exhibits and Financial Statement Schedules


     The following documents are filed as part of the report:


     1. and 2.      The  financial  statements  filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

     3.             List of Exhibits:

Exhibit
No.                        Description

 31 Rule 13a-14(a) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32                 Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIGER TELEMATICS, INC.



Dated    March 25, 2005                     By:  /s/ Michael W. Carrender
         --------                              --------------------------
                                               Michael W. Carrender
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2005.

Signature                              Title
---------                              -----

/s/ Michael W. Carrender               Chief Executive Officer, Chief Financial
---------------------------            Officer and Director (Principal Executive
      Michael W. Carrender             Officer, Principal Financial Officer and
                                       Principal Accounting Officer)


/s/ Carl Freer                         Chairman and Director
---------------------------
      Carl Freer


/s/ Steve Carroll                      Director
---------------------------
         Steve Carroll

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Financial Statements

     Accountant's Report                                                    F-2

     Accountant's Report                                                    F-3

     Consolidated Balance Sheets                                            F-4

     Consolidated Statements of Operations F-5

     Consolidated Statements of Stockholders' Deficiency                    F-6

     Consolidated Statements of Cash Flows F-7

     Notes to Consolidated Financial Statements                             F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Tiger Telematics, Inc. and Subsidiaries, Inc.


We have audited the accompanying consolidated balance sheets of Tiger Telematics, Inc. and Subsidiaries, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholder's deficiency, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Telematics, Inc. and Subsidiaries, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York
January 21, 2005, except for the last paragraph of Note K, as to which the date is March 22, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tiger Telematics, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheet of Tiger Telematics, Inc. (formerly Floor Decor, Inc. and Subsidiaries) as of December 31, 2001and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2001 and the period July 3, 2000, date of inception, through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Floor Decor, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 and the period July 3, 2000, date of inception, through December 31, 2000 then in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The Company has suffered losses from operations since inception, and will need to raise additional equity or debt in order to accomplish its business plan. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McGladrey & Pullen, LLP
Fort Lauderdale, Florida
February 25, 2002

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001


                                                        2002            2001
                                                   ------------    ------------
ASSETS
Current Assets
         Cash                                      $          0    $     20,331
         Accounts receivable                            116,648               0
         Inventories                                    163,489               0
         Prepaid expenses                               129,204               0
                                                   ------------    ------------
                                                        409,341          20,331
         Assets of discontinued operations                    0       1,278,443
                                                   ------------    ------------

                  Total current assets                  409,341       1,298,774

Property and Equipment, net                             237,196               0
                                                   ------------    ------------

                                                   $    646,537    $  1,298,774
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
         Accounts payable                          $  1,450,998               0
         Amounts due stockholders                     1,210,785       1,541,053
         Notes payable - current portion                 30,602               0
         Accrued expenses                             1,961,644               0
         Liabilities of discontinued operations       1,152,713       1,152,350
                                                   ------------    ------------

                  Total current liabilities           5,806,742       2,693,403
Notes payable less current portion                      145,134               0
                                                   ------------    ------------

                            Total Liabilities         5,951,876       2,693,403
                                                   ------------    ------------

Stockholders' Deficiency
         Common stock - 0.001 par value
         authorized 100,000,000 shares; issued
         2002: 3,227,457; 2001: 2,235,467 shares          3,227           2,235
         Additional paid-in-capital                   7,743,765         567,720
         Accumulated deficit                        (13,052,331)     (1,964,584)
                                                   ------------    ------------
                  Stockholders' deficiency           (5,305,339)     (1,394,629)
                                                   ------------    ------------

                                                   $    646,537    $  1,298,774
                                                   ============    ============




                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2002 and 2001
     and the Period from July 3, 2000 (Inception) through December 31, 2000


                                                             2002            2001            2000
                                                        ------------    ------------    ------------
Net sales                                               $    283,730    $       --      $       --
Cost of goods sold                                           384,968            --              --
                                                        ------------    ------------    ------------
                  Gross Loss                                (101,238)           --              --
                                                        ------------    ------------    ------------

Operating expenses
         Selling expense                                     597,188            --              --
         General and administrative                        5,171,731         282,745            --
                                                        ------------    ------------    ------------

                  Total Operating Expenses                 5,768,919         282,745            --
                                                        ------------    ------------    ------------

                  Operating Loss                          (5,870,157)       (282,745)           --
                                                        ------------    ------------    ------------

Other income (expense)
         Impairment of goodwill and other intangibles     (4,884,733)           --              --
         Gain on sale of Subsidiaries                        248,009            --              --
         Loss on currency transactions                      (189,724)           --              --
         Other income                                           --              --             2,568
         Interest expense                                    (37,712)       (145,607)        (28,825)
                                                        ------------    ------------    ------------

                                                          (4,864,160)       (145,607)        (26,257)
                                                        ------------    ------------    ------------

         Loss from continuing operations                 (10,734,317)       (428,352)        (26,257)

         Loss from discontinued operations                  (353,430)       (870,728)       (639,247)
                                                        ------------    ------------    ------------

                           Net Loss                     $(11,087,747)   $ (1,299,080)   $   (665,504)
                                                        ============    ============    ============

         Basic and diluted loss per common share:
                  Continuing operations                 $    (3.8026)   $    (0.1971)   $    (0.0121)
                                                        ============    ============    ============
                  Discontinued operations               $    (0.1252)   $    (0.4007)   $    (0.2947)
                                                        ============    ============    ============

                   Net loss per share                   $    (3.9278)   $    (0.5978)   $    (0.3068)
                                                        ============    ============    ============

Weighted average shares outstanding
(basic and diluted)                                        2,822,876       2,173,099       2,169,467
                                                        ============    ============    ============



                 See Notes to Consolidated Financial Statements


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 For the years ended December 31, 2002 and 2001
     and the Period from July 3, 2000 (Inception) through December 31, 2000


                                                                                Additional                        Total
                                                         Common Stock            Paid-in        Accumulated    Stockholders'
                                                    Shares          Amount       Capital        Deficiency      Deficiency
                                                 ------------   ------------   ------------    ------------    ------------
Balance at inception, July 3, 2000                       --     $       --     $       --      $       --      $          0
Issuance of common stock                                   15           --              100            --               100

Net loss for the period                                  --             --             --          (665,504)       (665,504)
                                                 ------------   ------------   ------------    ------------    ------------

Balance (deficiency) at December 31, 2000                  15           --              100        (665,504)       (665,404)

Issuance of common stock, January 1, 2001                  25           --              586            --               586
Recapitalization of common stock upon reverse
   acquisition on May 22, 2001                      2,169,427          2,169         (7,100)           --            (4,931)
Issuance of common stock and warrants                  66,000             66        574,134            --           574,200

Net Loss                                                 --             --             --        (1,299,080)     (1,299,080)
                                                 ------------   ------------   ------------    ------------    ------------

Balance (deficiency) December 31, 2001              2,235,467          2,235        567,720      (1,964,584)     (1,394,629)

Issuance of common stock and warrants:
   Private Placement                                  100,498            100        876,573            --           876,673
   Conversion of notes payable and amounts due
     stockholders                                     335,361            335      1,987,754            --         1,988,089
   Acquisition of Tiger Telematics Limited            280,000            280      2,799,720            --         2,800,000
   Acquisition of Comworxx, Inc.                      170,531            171      1,065,646            --         1,065,817
   Services                                           105,600            106        446,352            --           446,458

Net Loss                                                 --             --             --       (11,087,747)    (11,087,747)
                                                 ------------   ------------   ------------    ------------    ------------
Balance (deficiency) December 31, 2002              3,227,457   $      3,227   $  7,743,765    $(13,052,331)   $ (5,305,339)
                                                 ============   ============   ============    ============    ============




                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001
     and the Period from July 3, 2000 (Inception) through December 31, 2000



                                                                            2002            2001            2000
                                                                       ------------    ------------    ------------
Cash Flows for Operating Activities:
Loss from continuing operations                                        $(10,734,317)   $   (428,352)   $    (26,257)
Loss from discontinued operations                                          (353,430)       (870,728)       (639,247)
                                                                       ------------    ------------    ------------
   Net Loss                                                             (11,087,747)     (1,299,080)       (665,504)

Adjustments to reconcile net loss from  continuing
 operations to net cash used in operating activities:
     Depreciation                                                            63,924            --              --
     Amortization of intangible assets                                      115,762            --              --
     Loss on currency transactions                                          189,724            --              --
     Expenses paid with common stock                                        446,458            --              --
     Gain on sale of subsidiary                                            (248,009)           --              --
     Write down of assets of acquired company                               407,000            --              --
     Impairment of goodwill and other intangibles                         4,884,733            --              --

     Changes in assets and liabilities:
       Decrease (increase) in assets of discontinued operations           1,278,443        (447,970)       (830,473)
       Increase (decrease) in liabilities of discontinued operations       (735,408)        861,359         290,991

     (Increase) decrease in assets:
       Accounts receivables                                                (116,648)           --              --
       Inventories                                                         (163,489)           --              --
       Prepaid expenses                                                    (129,204)           --              --

     Increase (decrease) in liabilities:
       Accounts payable                                                   1,450,998            --              --
       Accrued expenses                                                   1,961,644            --              --
       Net liabilities related to sold operations                         1,152,713            --              --
                                                                       ------------    ------------    ------------
                 Net cash used in operating activities                     (529,106)       (885,691)     (1,204,986)
                                                                       ------------    ------------    ------------

Cash Flows From Investing Activities:
       Purchase of property and equipment                                  (237,196)           --              --
                                                                       ------------    ------------    ------------

                 Net cash used in investing activities                     (237,196)           --              --
                                                                       ------------    ------------    ------------

Cash Flows From Financing Activities:
     Issuance of common stock and warrants                                  876,673         569,855             100
     Loans and advances from stockholders                                   204,014         629,421       1,321,794
     Repayment to stockholders                                             (534,281)       (349,255)       (116,908)
     Interest on notes payable and stockholder loans
      capitalized to principal balance                                       23,829          56,001            --
     Proceeds from notes payable                                            184,400            --              --
     Payments on debt                                                        (8,664)           --              --
                                                                       ------------    ------------    ------------
           Cash provided by financing activity                              745,971         906,022       1,204,986
                                                                       ------------    ------------    ------------

                 Net change in cash                                         (20,331)         20,331            --


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



Cash:
     Beginning of year                                          20,331            --            --
                                                           -----------    ------------   -----------
     End of year                                           $      --      $     20,331   $      --
                                                           ===========    ============   ===========

Supplemental disclosure of Cash Flow Information:
     Cash paid for interest                                $    19,489    $     96,541   $    21,890
                                                           ===========    ============   ===========

Supplemental Disclosure of Non-cash Investing and
   Operating Activities:
      Stock issued for operating expenses                  $   446,458    $       --     $      --
                                                           -----------    ------------   -----------


Investing Activities:
     Acquisition of subsidiaries:
     Common stock issued                                   $ 3,865,817    $       --     $      --
     Liabilities in excess of assets acquired                1,132,679            --            --
                                                           -----------    ------------   -----------
                                                           $ 4,998,496    $       --     $      --
                                                           ===========    ============   ===========
Financing Activities:
     Conversion of stockholder debt to common stock        $ 1,571,148    $       --     $      --
                                                           ===========    ============   ===========

     Debt of discontinued operations converted to common
     stock                                                 $   416,941    $       --     $      --
                                                           ===========    ============   ===========

Acquisition of Tiger Telematics:
      Intangibles:
         Order book                                        $ 2,800,000    $       --     $      --
         Distribution agreement                                463,050            --            --
      Property and equipment                                     1,436            --            --
      Amounts due stockholders                                (610,190)           --            --
      Accounts payable                                        (235,949)           --            --
      Notes payable                                            (98,822)           --            --
      Accounts receivable                                      479,688            --            --
      Common stock issued                                   (2,800,000)           --            --
                                                           -----------    ------------   -----------

      Cash received                                        $       787    $       --     $      --
                                                           ===========    ============   ===========

Acquisition of Comworxx, Inc.
      Property and equipment                               $   280,629    $       --     $      --
      Accounts receivable                                       27,619            --            --
      Goodwill                                               1,735,445            --            --
      Inventory                                                105,472            --            --
      Prepaid expenses                                           9,368            --            --
      Other assets                                              15,470            --            --
      Notes payable                                             (8,664)           --            --
      Accounts payable                                        (882,968)           --            --
      Accrued expenses                                        (216,554)           --            --
      Common stock issued                                   (1,065,817)           --            --
                                                           -----------    ------------   -----------

      Cash received                                        $      --      $       --     $      --
                                                           ===========    ============   ===========


                 See Notes to Consolidated Financial Statements

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tiger Telematics, Inc. (the Company or Tiger) and its wholly owned subsidiaries, Tiger Telematics USA, Inc. (Tiger USA) and Gizmondo Europe, Ltd. (Gizmondo) are principally engaged in the business of developing and marketing the Gizmondo wireless handheld multi-entertainment gaming device. During 2002 the Company's principal business was developing and marketing telematics products principally in Western Europe.


Prior to its sale in August of 2002 and its classification as a discontinued operation, the Company's primary business was retail floor covering. The Company (which was previously known as Floor Decor, Inc.) and its then wholly owned subsidiaries, Media Flooring, Inc. and Floor Decor LLC, owned and operated retail stores in Florida. The Company offered a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and retail customers. The Company also provided installation of flooring. In June 2002, the Company discontinued these operations (see Note L) and changed its name from Floor Decor, Inc. to Tiger Telematics, Inc.

In February 2002, the Company acquired Eagle Eye Scandinavian Distributions, Ltd., a developer and distributor of telematics products and services to the business-to-business segment in Europe and changed its name to Tiger Telematics, Ltd. During most of 2002, the Company's principal business was developing and selling telematics products and services, conducted through Tiger Telematics, Ltd. This subsidiary was sold on December 17, 2002.

The Company started Tiger Telematics Europe, Ltd. (now known as Gizmondo Europe, Ltd.) in late 2002 to develop new telematics products including next generation fleet telematics products and the Gizmondo electronic game product, and to market these products principally in the UK.

In early 2003 the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and expects to launch the full-scale production of Gizmondo in 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Significant Accounting Policies

Liquidity

The Company has sustained net losses over the past three years and at December 31, 2002 had a net working capital deficit of $5,397,401.

Management has sold off its unprofitable flooring business and is pursuing its telematics business, of which it entered via an acquisition in February 2002. The Company anticipates issuing equity securities to meet working capital requirements and to fund development costs incurred in connection with developing Telematics related products that the Company believes will enhance its operations.


Principles of Consolidation


The consolidated financial statements include the accounts of Tiger Telematics, Inc. (Company), and its subsidiaries, Tiger Telematics USA, Inc. (USA), and Tiger Telematics Europe Ltd. (Tiger Europe). Tiger Telematics Ltd (Tiger Ltd) is included through December 17, 2002 (date of divestiture) and the discontinued operations of Floor Decor Inc. and its subsidiaries through the date of their divestiture. All intercompany transactions are eliminated in consolidation. Except as otherwise noted, all amounts and disclosures only include continuing operations.

Prior to June of 2002, the Company was named Floor Decor, Inc. The name was changed when the Company exited the flooring business. See Note L DISCONTINUED OPERATIONS.


Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation


Results of operations and cash flows are translated at average exchange rates and assets and liabilities are translated at end-of-period exchange rates for operations outside the United States that prepare financial statements in other than the US dollar (generally in the UK). Translation adjustments are included in other comprehensive income until such time as the entity that generated the adjustments is sold. At December 31,2002, the Company did not have any translation adjustments considered to be other comprehensive income. Gains and losses from foreign currency transactions are reflected in other income (loss), net.


Inventories


Inventories are stated at the lower of cost (specific identification basis) or market, and consist of electronic components.

Accounts Receivable

Accounts receivable consists of amounts due from customers, none of whom are considered to be major customers.


Property and Equipment

Property and equipment is stated at cost. Depreciation is provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the shorter of the term of the lease or their expected useful life. Vehicles and furniture, fixtures and equipment are depreciated over periods of from 3 to 7 years.


Goodwill and Other Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets as of January 1, 2002.

SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and all intangible assets be reviewed for impairment.

The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step. The second test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; results of testing for recoverability of a significant asset group within a reporting unit and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Impairment

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," provides a single accounting model for long-lived assets to be disposed of, changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002.

In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.


Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and dates on the date of enactment.

For periods prior to January 1, 2001, the Company, with the consent of its stockholders, had elected to be taxed under sections of federal income tax law which provide that, in lieu of corporation income taxes, the stockholders separately account for their pro-rata share of the Company's items of income, losses, and credits. This election was terminated effective January 1, 2001.

Stock-Based Compensation

On July 1, 2001, the stockholders approved the adoption of the Company's 2001 Employee Stock Option Plan (the Plan). Stock options are granted at a price equal to the market value of the Common Stock at the date of grant, generally expire 10 years from the date of the grant and vest equally over a three-year service period.


                                                       2002         2001
                                                    ----------   ----------

      Total common shares available for grant
         at the beginning of the year                  320,000      320,000
      Options to purchase common shares granted at
      $1.50 per share                                  144,000          -0-
      Options exercised                                    -0-          -0-
      Options forfeited/expired                            -0-          -0-
      Options available for grant                      176,000      320,000
      Shares vested during the year                     36,000          -0-
      Shares granted but unvested                      108,000          -0-

      The 144,000 stock options awarded in 2002 were all to one person at an exercise price of 2002 $1.50 per share.

      The Company uses the intrinsic-value method of accounting for the Plan. Under this method, compensation cost is the excess, if any, of the quoted market price over the amount an employee must pay to acquire the stock at the date of the grant. The Company generally grants options with an exercise price equal to the market value of the common stock at the date of grant.


      The Black-Scholes option price model was used to estimate the fair value as of the date of grant using the following assumptions:

                                                                      2002
                                                                  ------------

         Dividend yield                                                     0%
         Risk-free interest rates                                        4.35%
         Volatility                                                    163.00%
         Expected option term (years)                                     9.61
         Weighted-average fair value of options granted during
         the year                                                        $1.50

If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                                                      2002
                                                                  ------------

         Net loss as reported                                     $(11,087,747)
         Stock based compensation expense under the fair value
         based method, net of tax ($0)                            $    (54,000)
         Pro forma net loss                                       $(11,141,747)
         Basic and diluted net loss per share, as reported        $    (3.9278)
         Pro forma basic and diluted net loss per share           $    (3.9469)


Earnings (Loss) per Share


Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares, including stock options and warrants, are excluded from the computation since their effect is anti-dilutive.


Revenue Recognition

Sales are recognized when merchandise is delivered and accepted by the customer, net of estimated sales returns, discounts and allowances.

Advertising Cost


Advertising costs are included in selling expense and are expensed in the period incurred. Such costs were $18,489 for 2002. For 2001, and 2000 the amounts were $506,921 and $43,098 and are included in discontinued operations.


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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company utilized SFAS No. 141 to account for business acquisitions completed in 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003, and is currently evaluating the effect that implementation of the new standard may have on its results of operations and financial position.


In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of sale. The Company adopted SFAS No. 144 on January 1, 2002.

FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 was effective for disposal activities initiated after December 31, 2002.

FAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 became effective after December 31, 2002.

FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company believes it has no derivative instruments. FAS No. 149 became effective for hedging arrangements entered into after June 30, 2003.

FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For public companies, FAS No. 150 became effective after June 15, 2003. The Company believes that, at the present time, it has no instruments that fall within the scope of this pronouncement.


NOTE B - REVERSE STOCK SPLIT AND INCREASE IN AUTHORIZED SHARES


In July 2004, the Company's shareholders approved a 1 for 25 reverse stock split. The number of authorized shares and par value were unchanged. All common stock amounts have been adjusted to reflect this change for all periods presented.

In May 2003, the Company's shareholders approved an increase in the number of authorized shares from 100 million shares to 250 million shares. In January 2004, the authorized shares were increased to 500 million shares.

NOTE C - REVERSE ACQUISITION


On May 22, 2001, a purchasing group acquired 2,169,467 shares of Media Flooring Inc. (MCGI) in exchange for all of the outstanding common shares of the Company to become the owner of approximately 40% of the issued and outstanding common stock of MCGI. The agreement included the merger of the Company into a newly formed wholly owned subsidiary. Prior to the acquisition, MCGI was a "Public Shell" Company with no significant operations or assets.


The acquisition of the Company was accounted for as a reverse acquisition and the Company was treated for accounting purposes as the acquiring entity. The historical financial statements of the Company became the historical financial statements of MCGI.

Additional paid in capital was adjusted on May 22, 2001 as follows:

           Common Stock - 2,169,467 shares at par value of $0.001   $   (2,169)
           Common Stock prior to reverse acquisition - 40 shares             0
           Vendor obligation assumed                                    (4,931)
                                                                    ----------
           Recapitalization to additional paid-in capital           $   (7,100)
                                                                    ==========

NOTE D - EQUITY TRANSACTIONS


The Company entered into private placement transactions with individual investors and sold 100,498 and 66,000 shares of its common stock during the first quarter of 2002 and December 2001, respectively, for $10.00 per share. For each share of common stock purchased, each investor received a warrant representing the right to purchase one additional share of common stock for $18.75 per share. The warrants expired unexercised on December 31, 2003. Net proceeds from these sales were $876,673 and $574,200 in 2002 and 2001, respectively.

Shares issued for services (none in 2001):

                                                            Shares     Amount
                                                           --------   --------
During the first quarter of 2002 the Company purchased
consulting services                                          12,000   $120,000

During the second quarter of 2002 the Company paid rental
expenses in the UK for a subsidiary                          20,000    182,635

During the fourth quarter of 2002 the Company purchased
services from six vendors                                    73,600    143,823
                                                           --------   --------
                          Total                             105,600   $446,458
                                                           ========   ========

During May 2002, the Company entered into an agreement with an advisor for consulting services under which the Company agreed to issue 96,000 shares of Common Stock for services rendered. The Company originally recorded consulting expense of $736,000, representing the market value of the stock at the date of the agreement. Because the shares were not issued until May 2003, the Company revalued the liability at the end of each quarter, based on the market value of the stock at those dates, as follows:

                                        Per Share
                                          Value     Liability    Decrease
                                        ---------   ---------   ---------

September 2002                          $    2.88   $ 276,000   $ 460,000
December 2002                                2.03     194,400      81,600
March 2003                                    .95      91,200     103,200
May 19, 2003 (date issued)                   .75       72,000      19,200


During the 1st quarter of 2002, certain stockholders and others converted $922,723 of notes payable and amounts due to stockholders into 92,272 shares of common stock. For each share of common stock purchased, they also received a warrant representing the right to purchase one additional share of common stock at a price of $18.75 per share exercisable through December 31, 2003. The warrants expired unissued at December 31, 2003.

In October 2002, certain stockholders converted $455,176 of debt to 182,070 shares of common stock. The conversion of these stockholders was done at the prevailing market price as of the date of the conversion.

In October 2002, several former Tiger Telematics Ltd. shareholders agreed to convert $610,190 of their shareholder debt into common stock and warrants to purchase common stock at a price of $18.75 per share. The conversion rate was one share of common stock and one warrant for every $10.00 of debt. The debt of was converted in October 2002 into 61,019 shares of common stock and 61,019 warrants. The warrants expired unissued on December 31, 2003.

To recap, during 2002 shareholders converted $1,988,089 of debt into 335,361 shares of common stock.

See NOTE Q - SUBSEQUENT EVENTS for a description of equity transactions occurring after 2002.


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002, was as follows:


                                                          2002
                                                       ----------

           Vehicles                                    $  188,837
           Furniture, fixtures and equipment               48,359
                                                       ----------
                                                          237,196
           Less accumulated depreciation                        -
                                                       ----------

                                                       $  237,196
                                                       ==========

Property and equipment was placed into service during 2003.


Property and equipment reclassified to discontinued operations in 2002 and 2001 are described in NOTE L - DISCONTINUED OPERATIONS

NOTE F - INCOME TAX MATTERS


The Company has net operating loss carry forwards for United States Tax purposes as of December 31, 2002 for federal income tax purposes of approximately $15,600,000, expiring in 2022. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance of approximately $5,040,000. The Company also has undetermined losses that may be off set against future income in the UK, expiring in 2021, due to the sale of Tiger Telematics Ltd. Any future benefits to be realized from the losses is dependent upon the Company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits relating to the losses.

                                                2002           2001
                                            -----------    -----------
         Income Tax Provision

         Tax provision at statutory rates   $ 4,600,000    $   455,000
         State income taxes - net               420,000         42,000
         Effect of lower tax brackets           (13,000)       (13,000)
         Other                                 (407,000)       (44,000)
                                            -----------    -----------
                                              4,600,000        440,000
         Balance at beginning of year           440,000           --
                                            -----------    -----------

         Balance at end of year             $ 5,040,000    $   440,000
                                            ===========    ===========

         Valuation allowance:

         Balance at beginning of year       $   440,000    $      --
         Current year provision               4,600,000        440,000
                                            -----------    -----------
         Balance at end of year             $ 5,040,000    $   440,000
                                            ===========    ===========


NOTE G - OPERATING LEASES


The Company leases office space in Jacksonville, Florida and in London, England on a month-to-month basis. Rent expense for 2002 was $295,779. This was after reclassification of $241,280 of flooring rental expenses to discontinued operations. Rent expenses for 2001 and 2000 was $526,196 and $173,668, respectively, but is now reclassified as discontinued operations.

NOTE H - NOTES PAYABLE


                                                                 2002
    The notes are payable to a bank in 36 equal monthly
    installments, with interest ranging from 10.4% to 11%
    and are collateralized by two automobiles.               $   175,736

                Less amount due within one year                   30,602
                                                             ============

                Long term portion of notes payable           $   145,134
                                                             ===========


Principal payments for the next three years are as follows: 2003 $30,602, 2004 $37,140, 2005 $44,504 and 2006 $63,490. See NOTE L - DISCONTINUED OPERATIONS for description of 2001 notes payable.


NOTE I - ACQUISITIONS

Tiger Telematics (UK) Ltd. ("Tiger Ltd")


On February 4, 2002, the Company purchased Eagle Eye Scandinavian Distribution Limited, an English private limited Company, and changed its name to Tiger Telematics (UK) Ltd. The Company purchased all of the outstanding stock of Eagle Eye in exchange for 280,000 shares of the Company's common stock valued at $2,800,000. Tiger Telematics is an early stage Company engaged in the distribution of telematics products.


The 280,000 shares of stock issued were valued at $10.00 per share. This price is the same price as the private placement transactions with investors that were entered into from December 2001 through March 2002. The negative equity of Tiger Ltd of $463,050 as of the acquisition date resulted in an excess of acquisition cost over tangible asset value of $3,263,050.


The excess of the acquisition price over the tangible asset valuation was assigned by allocating $2,800,000 to an order backlog of pending orders for product to be shipped over future periods and $463,050 to distribution rights to be amortized quarterly over the remaining life of the distribution agreement.

During the quarter ended September 30, 2002, the Company, after determining that the value of the order book was impaired, wrote-off $1,000,000. The impairment was based on the failure to ship orders as originally projected and the change in Tiger Ltd.'s business model to derive its income from monthly revenue generated by its wireless telecom provider's partnership arrangements as opposed to generating revenue primarily from the sale of hardware. In the fourth quarter of 2002, the Company wrote off the remainder of the intangible assets of $2,147,288 (net of $115,762 of accumulated amortization).

In the fourth quarter the Company sold the common stock of Tiger Ltd. to an unrelated third party. The agreement called for the transfer of certain assets and debt from Tiger Ltd. to Tiger Europe prior to closing. The transaction was done in exchange for a Royalty Agreement from the buyer and Tiger Ltd. to pay a percentage of sales over the next 10 years. Due to the uncertainty of the future payments, the Company placed a zero value on the agreement and did not record the future stream of payments on the balance sheet. The Company recorded a $ 248,009 gain of the sale representing the excess of liabilities over assets transferred to the buyer. In early 2003, the buyer ceased operations and liquidated Tiger Ltd.

Comworxx, Inc.

On June 25, 2002, pursuant to a Purchase Agreement between the Company's wholly owned subsidiary, Tiger USA and Comworxx, Inc., a private Florida Company, Tiger USA purchased all of the assets of Comworxx in exchange for 170,531 shares of the Company's common stock valued at $6.25 per share or $1,065,819.

The purchase agreement provided however, that if the price per share of Tiger Common Stock sold in the next equity financing raising gross proceeds of at least $3 million, is less than $25.00 per share, the assumed purchase price shall be reduced to the price per share in the next equity financing and provided further however, that if the new equity financing is not consummated by September 1, 2002 the assumed price shall be reduced to $.875. If the purchase price is reduced to less than $25.00 per share of Tiger Inc. common stock, Tiger will have to issue such additional shares as necessary so that the total number of shares of Tiger Common Stock issued pursuant to this provision, is equal to the quotient, rounded to the nearest whole number, of $4,263,266 divided by the final assumed purchase price. The maximum number of shares that would be issued under this formula would be 487,230. Accordingly, 316,700 shares were subject to this contingency.

In 2004, the Company entered into a settlement agreement by which 160,000 shares plus 80,000 shares held in escrow would be issued in satisfaction of the full contingent share issuance.

Based on a post acquisition review of assets, inventory, receivables and property plant and equipment were written down to the current estimated value as of the acquisition date. The write-downs created an additional excess of liabilities over tangible assets of $669,628.

The acquisition price over the tangible asset valuation included three intangible assets. Although the acquisition included other intellectual property and license agreements, due to the position in the marketplace and funding issues associated with the acquisition, the Company believed that the goodwill was impaired as of June 30, 2002 and wrote off all of the goodwill of $1,735,445 in the quarter ended June 30, 2002.

In the third quarter, based on its evaluation, the Company took a further write-down of the remaining assets purchased of $407,000, effectively writing off its entire investment in the purchase agreement.

Assets (net of reserves) and liabilities acquired consisted of the following:

        Accounts receivable                                    $     27,619
        Inventory                                                   105,472
        Prepaid items                                                 9,368
        Computer equipment                                          280,629
        Security deposits                                            15,470
                                                               ------------
                                                                    438,558
                                                               ------------
        Note payable                                                  8,664
        Accounts payable                                            882,968
        Other accruals                                              216,554
                                                               ------------
                                                                  1,108,186
                                                               ------------
        Excess of liabilities over assets                      $    669,628

        Goodwill                                                  1,065,817
                                                               ------------

        Total goodwill (all written off on June 30)            $  1,735,445
                                                               ============

        Net assets written off in the third quarter of 2002    $    407,000
                                                               ============

The Company believes that the seller may have misrepresented the nature of the assets and the viability of the associated business at the time of the transaction. As a result the Company has retained legal counsel to advise it of its rights against the shareholders of the seller to recover certain sums or to rescind the entire transaction. As mentioned above, in June of 2004 the Company issued 160,000 of the contingent shares in settlement of this matter.

Pro forma information: The following pro forma information reflects the net sales, net loss, and per share amounts for the year ended December 31, 2002 and 2001 as if the Tiger Telematics, Ltd. and Comworxx acquisitions had been completed on January 1, 2001:

                                                       Year Ended
                                              ----------------------------
                                                   2002            2001
                                              ------------    ------------
            Pro forma net sales               $    319,613    $          0

            Pro forma net loss                $(13,453,091)   $ (3,980,321)

            Pro forma basic and diluted net
            loss per common share             $    (4.6201)   $    (1.5096)

            Weighted average shares
            outstanding - basic and diluted      2,911,298       2,636,630


See NOTE Q - SUBSEQUENT EVENTS for descriptions of acquisitions and pending acquisitions after 2002.

NOTE J - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders are as follows:

                                                         2002            2001
                                                    ------------    ------------
Stockholder notes, unsecured, due on demand:
       A) 10%                                       $       --      $    272,847
       B) 15%                                               --           335,034
       C) 10%                                               --           852,789
       Without interest                                     --            80,382
                                                    ------------    ------------
                                                    $       --      $  1,541,052

       D)  Without interest                         $  1,210,785            --
                                                    ------------    ------------
           Total                                    $  1,210,785    $  1,541,052
                                                    ============    ============

     A) The two shareholders had a combined ownership of 0.18%. The note was paid in 2002. Interest expense was $13,812 and $22,847 for 2002 and 2001, respectively.
     B) Eight shareholders, none of whom owned more than 0.6% of the Company, converted to 32,171 shares of the Company's common stock. Interest expense for these notes was $8,801 and $32,034 in 202 and 2001, respectively.
     C) This note was owed to a 28.4% stockholder. The note, accrued interest and the advance, with a combined balance of $829,796 at the conversion date, were converted to 187,249 common shares and warrants. The warrants expired unissued at December 31, 2003. Interest expense related to this note was $15,000, $86,337 and $19,499 for 2002, 2001 and 2000, respectively.
     D) These demand notes are due to stockholders who were the prior owners of Eagle Eye Scandinavian (See Note I Acquisitions).

Total interest expense related to stockholder debt was $37,712 in 2002. The weighted average interest rate on amounts due stockholder was 10%, 10.6% and 10.0% in 2002, 2001 and 2000, respectively.

To recap, the Company issued 280,439 shares of common stock to convert debt owed shareholders of $1,775,020 in 2002. Additionally the Company issued 54,922 shares to convert $213,069 of notes payable to others.

In 2001, the Company included a property owned by one of its stockholders in its property insurance policy. A portion of the insurance premium totaling $21,259 was deducted from the amount owed to the stockholder. Subsequent to December 31, 2001, separate insurance policies were written for each property.

As of December 31, 2001 the Company was owed a total of $26,029 from employees and officers. The Company from time to time advances nominal amounts of money to its employees for personal reasons. The advances do not bear interest and are due on demand. The above amounts were included in discontinued operations for the respective years.

In 2001, the Company sold $20,107 of flooring products to a company owned by an officer of the Company.

As of December 31, 2002, the Company owed an executive officer and director approximately $50,000 for back salary and reimbursable expenses incurred on behalf of the Company.

In the fourth quarter of 2002 the Company issued 182,070 shares to certain shareholders to convert $455,761 of debt to equity at $2.50 per share.

During the third and fourth quarter of 2003, the Company (i) at the request of certain stockholder of Tiger Europe, Ltd., issued 148,000 shares at a rate of $.50 per share to reduce $75,000 of indebtedness owed by the Company to such stockholders and (ii) converted $1,400,000 of debt to a stockholder to 2,800,000 shares of common stock at the rate of $.50 per share, the market price of the common stock as of the date that the agreements were entered into. The debt conversion involved certain officers and directors of the Company and or its Gizmondo subsidiary. In addition, during the fourth quarter the Company converted $226,730 of debt owed to another shareholder into 453,460 shares of common stock valued at $.50 per share and issued 800,000 shares to such shareholder for services rendered to the Company. That person subsequently became an employee of a subsidiary of the Company in April 2004 as Head of Investor Relations.

NOTE K - CONTINGENCIES

A shareholder borrowed some of the funds advanced to the Company (with funds going to the Tiger Ltd subsidiary) from a private investment bank, London International Mercantile Bank (LIM), based in London. The shareholder failed to repay the note when due and LIM made demand on the subsidiary, Tiger Ltd., to repay the funds since Tiger Ltd. was the beneficiary of the funds. The Company maintained that it was not responsible for that obligation and responded to the demand accordingly. Tiger Ltd. entered into a settlement agreement the Court approved as a Tomblin Order where the demand note payable to the shareholder was forgiven in exchange for the Company entering into an installment note for approximately $475,000, to be paid over time directly to LIM. The shareholder remained contingently obligated for the sum owed plus interest in event that the payment was not made timely by Tiger Ltd. The Company issued a limited guaranty for the obligation to LIM.

The settlement agreement called for monthly payments at a variable interest rate. Tiger Ltd. repaid approximately $80,000 prior to the sale of the business on December 17, 2002. Following the sale of Tiger Ltd., the Company was apprised that Tiger Ltd. was placed in liquidation insolvency under the laws of the United Kingdom for failure to make the payments required under this arrangement.

LIM made demand on the Company for approximately $450,000, under the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the original borrower of the funds. LIM also holds 140,000 shares of the Company's common stock and certain real estate provided by the original borrower as collateral. The Company does not believe that any possible losses with respect to this issue will have a material effect on the financial statements.

On April 26, 2002 the Company entered into a Lease Agreement with Christian and Timbers UK Ltd (C&T) for office premises for its subsidiary for a term of five years. The Company paid the first year's rent by issuing 20,000 shares of common stock. The subsidiary subsequently defaulted on the lease arrangement. In the summer of 2003, C&T sued the Company pursuant to the Company's guarantee. In October 2003, the Company entered into a judgment stipulation for $300,000 to settle all obligations under the guarantee. The Company has issued shares of common stock to C&T that it believes will satisfy the amount of the outstanding judgment.

In March 2004, Jordan Grand Prix Ltd. filed suit against the Company in the UK alleging violation of the Sponsorship Agreement entered into between the Company and Jordan Racing in July 17, 2003 and a related Letter Agreement dated in July 2003. The sponsorship agreement was meant to assist in marketing the Company's new hand held gaming device and to correspond with its launch. The launch was delayed from its anticipated time frame. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under a separate letter agreement. On February 26, 2004, Jordan sent the Company a letter where they formally and officially terminated both agreements for the aforementioned alleged defaults. The Company believes that it has defenses to the suit and has filed a defense in UK courts.

The Company is considering filing a counter suit against both the plaintiff and Jordan Racing. The plaintiff filed a motion for summary judgment against the Company. The Court denied the plaintiff's motion and the Company was permitted to defend the lawsuit on the condition that it makes a substantial payment to be held by the Court. In January 2005, the Court reduced the amount of the payment and allowed the Company to deposit 70,000 shares of its stock in escrow to satisfy this requirement. Prior to commencement of the trial, the Company is to substitute $1.5 million in exchange for the escrowed shares. While the Company is unable to predict the outcome of this litigation, it intends to vigorously defend the plaintiff's claims.

In January 2005, the Company filed a lawsuit against a former investment advisor of the Company, based on a breach of the agreement between the advisor and the Company. As payment for investment advisory services, the Company originally issued 40,000 (1,000,000 pre reverse split) shares of common stock in 2002 and 2003. The advisor subsequently alleged in December 2004 that the Company owed him an additional 960,000 shares of common stock to maintain his ownership in the Company at 1,000,000 shares. The Company is seeking a declaratory judgment from the court that it is not required to issue additional shares to the advisor, as well as damages, fees and costs as a result of the advisor's breach including the return of the previously issued shares.

In October 2004, Gizmondo Europe Ltd, (Gizmondo), subsidiary of the Company signed a contract with SCi Entertainment Group Plc (SCi), a leading games publisher, under which Gizmondo has licensed the right to develop and publish twelve SCi products for the Gizmondo platform. The agreement covers both currently released titles as well as those in the pipeline, and establishes the structure for continuing collaboration between the two companies.

The agreement has Gizmondo paying a minimum guarantee of approximately $1,250,000 allocated by and among 12 products. The guarantee, which has been paid, is non-refundable but fully recoverable against earned royalties of each product. An earned royalty of 50% of net receipts is to be paid on each product.

On March 22, 2005, the Board of Regents of the University of Texas System filed an action against the Company and one of its subsidiaries, Gizmondo Europe, Ltd. in the United States District Court for the Western District of Texas, Austin Division, alleging that predictive text software used in the Company's Gizmondo gaming device infringes a patent held by the Board of Regents. The Company believes that its software does not infringe the Board of Regents' patent. The Company licenses this software from another company, which under the license agreement, has indemnified the Company for infringement claims. The Company and its licensor intend to vigorously defend the infringement claims against the Company and Gizmondo Europe, Ltd.

NOTE L - DISCONTINUED OPERATIONS

In June 2002 the Company entered into a plan to dispose of its flooring business and, as of June 30, 2002, accounted for the flooring segment as a discontinued operation. The Company has estimated that the net loss on the discontinued operations from June 30, 2002 through the date of the sale, August 9, 2002, to be $35,000, and the estimated gain on sale and included that amount in the liabilities of the discontinued segment.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, in consideration for the assumption by the buyer of liabilities totaling $1,243,135. The Company will remain contingently liable on the liabilities until such time as the buyers pay them off. In addition, the buyer has assumed operating leases described above.

Revenue included in loss from discontinued operations amounted to $2,163,158, $3,777,000 and $298,000 for the period ended December 31, 2002, 2001 and 2000 respectively.

The amounts held in discontinued operations have been reclassified on the financial statements of prior years. Shown below are the categories of assets and liabilities reclassified to discontinued operations as previously shown in the specific notes from the year ended 2001.

On April 2003, the buyer of the flooring assets filed a Chapter 11 bankruptcy proceeding and was liquidated as of April 30, 2003. As of December 31, 2002, the Company has made a provision for loss of approximately $1,153,000.

A summary of the liabilities the Company may be obligated to pay, as of December 31, 2002 is as follows:

             Liabilities - Leases and various payables and
             accruals related to failure of Floor Decor, and
             other dispositions                                 $   1.152.713
                                                                =============

NOTE M - WARRANTS

The Company issued warrants to purchase 253,789 and 66,000 shares of the Company's common stock at $18.75 per share in 2002 and 2001 respectively. The warrants were exercisable at any time until December 31, 2003. None of the warrants were exercised or cancelled. All expired, unexercised, at December 31, 2003. At December 31, 2002 and 2001 there were 319,789 and 66,000 warrants issued and outstanding, respectively.

In 2004 the Company also issued warrants to purchase 495,525 shares of the Company's common stock at an exercise prices ranging from $5.00 to $11.25 per share.

NOTE N - PREPAYMENTS


             Prepaid expenses at 2002 are as follows:
                      Rent                                 $   117,080
                      Insurance                                 12,124
                                                           -----------
             TOTAL                                         $   129,204
                                                           ===========

NOTE O - ACCRUED EXPENSES


                                                                         2002
                                                                     -----------

Payroll and related taxes                                            $    40,832
Consulting                                                               194,000
Amounts accrued related to acquisitions, bankruptcy of acquiring companies and rent and advisor fees related to events described
   in NOTE K - CONTINGENCIES                                           1,726,812
                                                                     -----------

                                                                     $ 1,961,644
                                                                     ===========

NOTE P - SEGMENT INFORMATION

The Company now focuses all of its business in one segment, the telematics product development and distribution business in Europe.

NOTE Q - SUBSEQUENT EVENTS

ISIS Models, Ltd.

In May 2004 Gizmondo Europe, Ltd. acquired 75% interest in ISIS Models Ltd. for $310,000 settled by the issue of common stock of the Company of 40,000 shares valued at $7.75 per agreement. The transaction resulted in $310,000 of goodwill to reflect the intangible order book.

Warthog Plc

The Company executed an Asset Purchase Agreement contract dated November 3, 2004 and closed the transaction on that date, for the acquisition of Warthog Plc's subsidiaries, intellectual properties and assets, in a move to further expand the Company's games development agenda and management infrastructure. Within two days of closing, the Company injected approximately $1.3 million into the Warthog subsidiaries for working capital purposes.

As a result the Company paid $1,113,000 in cash and issued 497,866 shares of restricted common stock on November 3, 2004. The shares were valued at $14.06 per share pursuant to the terms of the agreement ($7,000,000), which was the average closing price in the 14 days prior to closing. For financial statement purposes, the company recorded approximately $850,000 in goodwill to reflect the excess purchase price over tangible assets acquired.

Indie Studios

On August 2, 2004, Gizmondo Europe, Ltd. purchased Indie Studios on a transaction agreed to on May 20, 2004 Purchase Agreement, following an April 29, 2004 Letter of Intent, for one million shares of common stock of the Company valued at $7.50. There are 600,000 contingent shares reserved. For financial statement purposes the Company assumed the shares issued and recorded $12 million in goodwill to reflect the excess of purchase price over tangible assets.

Integra SP

The Company executed a share Purchase Agreement contract dated October 29, 2004 to buy the shares of Integra SP (Integra), which owns several UK subsidiaries that provide software for process management and integration of real-time systems. Integra's domain expertise and Altio product set enable businesses to provide integration to various financial services institutions supporting a wide range of formats and protocols. For the fiscal year ended June 30, 2004, Integra had unaudited revenues of $4.1 million.

The transaction has not closed. When approved, the Company will issue 625,250 shares at closing and escrow 2,794,785 shares for payouts over two years, based on an earn out formula. The maximum number of shares to be issued under the two-year payout is 1,984,469 and under the earn-out is 3,420,035.

Equity Transactions

During 2003, the Company issued 6,270,648 shares as follows:

                                                       Shares       Dollars
         Private placements                           2,372,034   $ 1,745,090
         Conversion of debt to equity (primarily
                  Shareholder debt)                   3,471,514     3,274,488
         Payment for services                           427,100       294,475
                                                    -----------   -----------

                           Totals                     6,270,648   $ 5,314,053
                                                    ===========   ===========

At December 31, 2002, 3,227,457 shares of common stock were issued and outstanding. Since that date, the Company has issued an additional approximately
43.2 million shares (including the shares described above for 2003) in numerous private transactions (a) for cash, (b) upon conversion of debt, accounts payable or other liabilities, (c) for goods or services provided by vendors, strategic partners, professionals, consultants and employees and (d) in connection with the acquisition of assets. In each case the Company recorded capital surplus based upon the price of the Company's common stock at the time of issuance or agreement to issue, discounted in some cases due to restrictions on sale by recipients. The aggregate amount recorded was approximately $177 million, including the above described shares. During such periods the Company also issued warrants to purchase and aggregate of 495,525 shares of common stock at exercise prices ranging from $5.00 to $11.25 per share.



NOTE R - QUARTERLY DATA (UNAUDITED)

                                              (in thousands, except per share data)
                                                  Year Ended December 31, 2002
                                      ----------------------------------------------------
                                        Fourth         Third        Second        First
                                        Quarter       Quarter       Quarter       Quarter
                                      ----------    ----------    ----------    ----------

Net sales                             $      130    $      152    $        1    $        1
Cost of goods sold                           117           223            42             3
                                      ----------    ----------    ----------    ----------
Gross profit                                  13           (71)          (41)           (2)

Selling, general and Administrative        1,256         1,410         2,149           954
Other income (expense)                      (521)       (1,027)       (3,288)          (28)
                                      ----------    ----------    ----------    ----------

Loss from continuing Operations           (1,764)       (2,508)       (5,478)         (984)

Loss from discontinued Operations           --            --            (164)         (189)
                                      ----------    ----------    ----------    ----------

Net loss                                  (1,764)       (2,508)       (5,642)       (1,173)
                                      ==========    ==========    ==========    ==========

Net loss per share                    $   (0.6249)  $   (0.8885)  $   (1.9986)  $   (0.4155)
                                      ==========    ==========    ==========    ==========

                                                  Year Ended December 31, 2001
                                      ----------------------------------------------------
                                        Fourth         Third        Second        First
                                        Quarter       Quarter       Quarter       Quarter
                                      ----------    ----------    ----------    ----------

Net sales                             $     --      $     --      $     --      $     --
Cost of goods sold                          --            --            --            --
                                      ----------    ----------    ----------    ----------
Gross profit                                --            --            --            --

Selling, general and Administrative           69            66           148          --
Other income (expense)                       (44)          (37)          (37)          (28)
                                      ----------    ----------    ----------    ----------

Loss from continuing Operations             (113)         (103)         (185)          (28)

Loss from discontinued Operations           (230)         (178)         (194)         (267)
                                      ----------    ----------    ----------    ----------

Net loss                                    (343)         (281)         (379)         (295)
                                      ==========    ==========    ==========    ==========

Net loss per share                    $   (0.1744)  $   (0.1244)  $   (0.1744)  $   (0.1246)
                                      ==========    ==========    ==========    ==========


________________________________________________________________________________