Form 10-K
period 2003-12-31
TIGER TELEMATICS INC
filed 2005-04-01
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                             TIGER TELEMATICS, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                                Table of Contents

                                                                            Page
                                                                            ----


PART I........................................................................1

   Item 1.     BUSINESS.......................................................1

      General.................................................................1
      Industry Overview.......................................................2
      Growth Strategy.........................................................3
      Products and Services...................................................4
      Gizmondo................................................................4
      Telematics..............................................................5
      Relationship with Major Customers.......................................5
      Suppliers...............................................................5
      Sales & Marketing.......................................................6
      Competition.............................................................6
      Intellectual Property...................................................6
      Employees...............................................................6

   Item 2.     PROPERTIES.....................................................8


   Item 3.     LEGAL PROCEEDINGS..............................................8


   Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY
                 HOLDERS......................................................9

PART II.......................................................................9

   Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED SHAREHOLDER MATTERS...................................9

      Market Price and Dividend Information...................................9

   Item 6.     SELECTED FINANCIAL DATA.......................................10


                                       I

   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............11

      General Overview.......................................................11
      Results of Operations..................................................12
      Liquidy and Capital Resources..........................................16
      Critical Accounting Policies...........................................17
      Recently Issued Accounting Standards...................................19

   Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK...........................................20


   Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 FINANCIAL DATA..............................................21


   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................21


   Item 9A.    CONTROLS AND PROCEDURES.......................................21


PART III.....................................................................21

   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............21

      Section 16(a) of the Beneficial Ownership Reporting Compliance.........23
      Code of Ethics.........................................................23
      Audit Committee Financial Expert.......................................24

   Item 11.    EXECUTIVE COMPENSATION........................................24

      Summary Compensation...................................................24
      Option Grants..........................................................25
      Equity Compensation Plan Information...................................25
      Compensation of Directors..............................................25
      Stock Option Plan......................................................25
      Employment Contracts and Termination and Change-In-Control
         Arrangements........................................................28
      Compensation Committee Interlocks and Insider Participation............28
      Shareholder Return Performance.........................................28

   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT........................................30


   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................31


                                       II

   Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES........................32

      Audit Fees.............................................................33
      Audit Related Services.................................................33
      Tax Fees...............................................................33
      All Other Fees.........................................................33

PART IV......................................................................33

   Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................33

      SIGNATURES.............................................................33















                                       III

                                     PART I

ITEM 1.  BUSINESS

General

Tiger Telematics, Inc. ("Tiger Telematics" or the "Company"), a Delaware corporation, is the parent company of several subsidiaries the most noteworthy of which is Gizmondo Europe Ltd, the developer of the multi-entertainment wireless handheld gaming device now called the Gizmondo. The Company historically has been in the retail flooring business and a designer, developer and marketer of mobile telematics systems and services that combine global positioning and voice recognition technology to locate and track vehicles and people down to the street level in countries throughout the world. Telematics is an emerging industry that uses a combination of computer, wireless and satellite technology largely to provide communications between a central source and fleets of vehicles. The systems were designed to operate on GSM networks, which is the standard operating system for wireless carriers in the UK and in Continental Europe. These projects have been dropped in favor of development of the Gizmondo.

In 2003, the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. While the Company previously developed a variety of commercial telematics products, the Company's primary business strategy has been since early 2005 to develop the Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004 and expects to launch the full scale production of Gizmondo in 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen with a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories. The Gizmondo represents the Company's primary business segment.

In May 2001, the Company (formerly known as Floor Decor, Inc.) completed a reverse shell merger with Media Communications Group, Inc. ("MCGI"). Prior to the merger with the Company, MCGI was a "public shell" company, with no significant operations or assets. The merger of the Company and MCGI was accounted for as a reverse acquisition. Under a reverse acquisition, the Company was treated for accounting purposes as having acquired MCGI and the historical financial statements of the Company became the historical financial statements of MCGI. Therefore, all references herein are to the activities of the Company. On June 6, 2002, the Company changed its name from Floor Decor, Inc. to Tiger Telematics, Inc. after deciding to exit the historical flooring business and focus exclusively on mobile telematics systems and services, with the major focus on Gizmondo.

The Company is the parent company of three wholly owned subsidiaries, Media Flooring, Inc., Gizmondo Europe Ltd. and Tiger Telematics USA, Inc. The
Company's first subsidiary, Media Flooring, Inc. (now dormant), operated a flooring products sales and service business through a wholly owned subsidiary Floor Decor LLC. This business represented all of the business operations of the Company during 2001 and early 2002. Floor Decor LLC operated a big box super store located in Fort Lauderdale, Florida, with a wide selection of floor coverings, including carpet, area rugs, wood, and laminates, at discount prices to both commercial accounts and consumers. In June 2002, the Company discontinued the flooring segment operation and in August 2002 sold the assets of the Floor Decor LLC, and the use of the name Floor Decor LLC to an unrelated third party. The operating results for this discontinued segment are classified as operating results of discontinued operations in the current year and in all prior years covered in this Report.

On February 4, 2002, the Company acquired Eagle Eye Scandinavia Distribution, Ltd, an early stage UK company that distributed telematics products and services. The Company subsequently changed the name from Eagle Eye Scandinavia Distribution, Ltd to Tiger Telematics Ltd. Tiger Telematics Ltd. was the exclusive distributor in Scandinavia and Yugoslavia of the Eagle Eye VCG2, a vehicle communications gateway that combined telecommunications and Global Positioning Systems (GPS) technologies to provide security and communications solutions for fleet vehicle management. This telematics product was manufactured by an unrelated UK based company Eagle Eye Telematics plc.

On December 17, 2002, the Company sold the shares of capital stock of Tiger Telematics, Ltd. to a Swedish company, primarily to reduce debt and improve the Company's working capital position.

In 2002, the Company organized a new subsidiary, Tiger Telematics Europe, Ltd. to provide a variety of telematics products and services to customers in England and Western Europe. Tiger Telematics Europe, Ltd. focused on developing new telematics products, on developing child-tracking devices and on marketing telematics products primarily to large fleet suppliers such as rental car companies. In 2003, Tiger Telematics Europe, Ltd. began focusing primarily on developing the Gizmondo. In early 2005, the Company changed the name of Tiger Telematics Ltd. to Gizmondo Europe Ltd. to match the name of the Company's primary product, the Gizmondo.

In June 2002, the Company formed a wholly owned subsidiary Tiger Telematics USA, Inc. that was created to acquire the assets of a US telematics developer of consumer automotive devices. This subsidiary was ultimately unable to successfully launch the Port- IT products associated with this acquisition and this subsidiary is now dormant.

The Company had difficult years in 2003 and 2002 due to extremely challenging industry conditions and high development costs associated with developing Gizmondo. The Company has earned limited revenues to date and has incurred net losses of $ 7,812,449, $11,087,747 and $1,299,080 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally the Company reported an operating loss in the first three quarters of 2004 of $16,838,170, principally due to development costs for the Gizmondo.

Industry Overview

Gaming industry information

UK Games compared with other industries

Games market size                                       (pound)1,081m
Cinema market size                                      (pound)  755m
Video Rental market size                                (pound)  466m
Music                                                   (pound)2,016m

UK hardware data 2002

UK installed base of Playstation 2                      3.7m
UK installed base of Playstation                        6.8m

Market size comparison 2002

UK                                                      Euro 1,719m
Germany                                                 Euro 1,196m
France                                                  Euro 990m
Italy                                                   Euro 438m
Spain/Portugal                                          Euro 415m

Source: ELSPA

Estimated world market value for the games and entertainment/reference software is valued in excess of $28 billion annually.

Growth Strategy

While the Company previously developed a variety of commercial telematics products designed for fleet management, anti-theft and security applications, the Company's primary business strategy is to develop Gizmondo. During 2005, the Company expects to launch Gizmondo first in England, then the European market and then in the United States. The initial Gizmondo units were produced and manufactured by a group consisting of Plextek, an independent electrical design and consulting firm based in the UK, Intrinsyc Software International, a Microsoft Gold Level Windows Embedded Partner and Xilinx, a software programmer specializing in programmable logic. The initial Gizmondo units were displayed in January 2004 at the 2004 Consumer Electronics Show in Las Vegas. Going forward, the Company will utilize Flextronics as the new volume manufacturer of Gizmondo units. By utilizing Flextronic's high-volume manufacturing capabilities and global reach, the Company should be able to bring more units to market and assure its ability to fill the growing number of sales orders. The Company anticipates revenue from the sale of Gizmondo units as well as related sales of hardware, software, music and video downloads, games, MNVO and Smart Ads.

To accomplish the difficult challenge of converting the Gizmondo idea into an actual product, the Company, since the third quarter of 2003, has entered into a number of agreements, joint ventures and strategic partnerships with recognized design, engineering, software, manufacturing, marketing, public relations, and distribution companies, including Plextek, an independent UK electrical design and consulting firm; Microsoft, the maker of the Windows Net CE software operating system used by Gizmondo; Synergenix Interactive AB, a game developer; Intrinsyc Software International, a Microsoft Gold Level Windows Embedded Partner; Xilinx, a software programmer specializing in programmable logic; Fathammer Alliance, a supplier of advanced 3D graphics and game technologies for mobile platforms; MINICK a premium messaging network in Europe; Samsung, supplier of Gizmondo's Mobile Applications Processor; Micronas, supplier of Gizmondo's single chip MIDI synthesizer; Flextronics, an electronics manufacturer; CATIC, a State-Run Chinese conglomerate that provides sales, distribution, technical support, and numerous other joint ventures for all Chinese regions; Toys R Us, an authorized UK retailer of Gizmondo; Ogilvy Public Relations Worldwide, the Company's Agency of Record; Renaissance Corp, an electronics marketer and distributor; OD2, a European music distributor; Redline Marketing and Tartan Sales, distributors of Gizmondo units throughout the US, Canada, and Mexico; M-Systems, supplier of the mDiskOnChip G3 memory chip; Daniels & Associates, the Company's Investment Banker; Playcom Software Vertriebs GmBH, a German games wholesaler and distributor; John Lewis Department Stores, an authorized UK retailer of Gizmondo; NVIDIA Corporation, supplier of Gizmondo's GoForce 3D 4500 3D Wireless media processor; Indigo Pearl Ltd, a gaming public relations agency; SCi Entertainment Group, a games publisher; Ditan Corporation, a retail distribution provider; Mother, an advertising agency; United Electronics SL, an electronics distributor; Microsoft Game Studios, a gaming company; and Zi Corporation, supplier of the advanced test input technology featured on Gizmondo.

In addition, to facilitate the launch of Gizmondo, the Company acquired game developers Indie Studios and Warthog plc, and entered into an agreement to acquire the software company Integra SP.

Products and Services

The  Company  features  two types of  products,  along  with  related  goods and services for such products. The primary product is Gizmondo, a new multi-entertainment wireless handheld gaming device targeted at the gaming industry. The Company's secondary product is a telematics product designed for vehicle fleet management.

Gizmondo

Gizmondo is a new multi-entertainment wireless handheld gaming device that will compete with similar handheld gaming products offered by Nintendo, Nokia, Tapwave and Sony. Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen with a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg 4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Technical Specifications: 400 MHz Processor, GSM Tri-Band, GPRS Class 10, SiRF GPS, TFT Screen - 320 x 240 Pixels, WAP 2.0, MMS Send and Receive, MP3 Playback, Polyphonic MIDI, SMS / EMS, MPEG 4 Playback, JPEG Camera, SD Flash Card Reader, Mini-USB Client, Bluetooth 2 (Multiplayer Gaming), 3D Games Capability, GPS Tracking Application, GPS Mapping Application, Removable SIM Card, Removable Battery, Polyphonic Ringtones, Stereo Headset Socket for MP3 and Games, Stop game play when battery near empty, Windows Media Player 9, Flight Mode, Speaker, Vibrate Mode. Gizmondo is approximately 5.5 inches wide,
3.5 inches high, over an inch thick, and weighs 5.5 ounces (155 grams). The outer shell is made of a durable and stain-resistant slate-colored composite material with a rubbery feel. The rectangular screen, measuring 2.25 by 1.75 inches (a 2.8" TFT LCD display), sits right in the center of the console.

Aside from being a gaming device, the Gizmondo also performs the following functions: movie player, allowing users to view full-feature videos in MPEG 4 format using the unit's built-in Windows Media Player 9 and SD Card slot; MP3 player permitting users to download and listen to audio files stored in either MP3, MIDI & SP-MIDI, WMA, or WAV formats; SMS & MMS messaging facility that lets users easily send text, image, and music files; and high-resolution digital camera.

Gizmondo also is equipped with a unique global positioning system; it's wired for GSM tri-band networks so it can be used on five continents; it supports Bluetooth wireless technology; it has USB connection capabilities; and with its removable memory cards, it provides users with unlimited storage. In addition to having more features and functions than any competing units, Gizmondo is the only device among this new generation of completely mobile gaming consoles that uses a version of Microsoft Windows (CE.NET) as its operating system.

Telematics

The Company's secondary business strategy is to supply high value telematics units to business users for fleet management, anti-theft and security applications. Telematics products allow the wireless exchange or delivery of communication, information, and other content between a vehicle and its occupant, and external sources or recipients. The telematics industry aggregates the functionality and content of various industries including consumer electronics, cellular and security devices, among others, into a seamless service offering. The Company's telematics products provide vehicle communications gateways, combining telecommunications and Global Positioning System (GPS) technologies to provide security and communications solutions for fleet management. The Company primarily markets its fleet management products and services to companies with multiple movable assets and or vehicles. The Company believes that its telematics products should afford customers significant operating and insurance cost savings.

Relationship with Major Customers

The Gizmondo is a developmental stage product that has only recently been marketed and sold to the general public in a limited fashion. Consequently, the Company has no current large customers but has entered into various distribution and representation agreements as detailed in the Growth Strategy section above.

Suppliers

The Company developed the Gizmondo internally but the manufacture is completed by outside parties. As discussed in the Growth Strategy section above, Flextronics is the Company's volume manufacturer for Gizmondo units. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, the Company generally maintains only one supplier for each core product purchased for the manufacture of Gizmondo units. Additionally, the Company relies on Flextronics as the sole manufacturer of Gizmondo units. Therefore interruptions in supply or manufacture or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

Sales & Marketing

The Company's sales and marketing approach leverages management's extensive experience in both of its major market segments of commercial and retail buyers and the use of other distributors.

The Company uses a combination of the following to drive commercial sales in the Gizmondo segment:

     o    Direct sales via internal commissioned sales force

     o Large representative agencies that specialize in retail sales and customer base

During 2005, the Company expects to launch the Gizmondo in different geographic markets starting in the UK initially, then in Continental Europe and then in the US.

Competition

Competition in gaming mobile handheld products includes perennial leader Nintendo with its gameboy advance, Nokia with its N-Gage and new product offerings from Tapwave and Sony.

The handheld gaming market in the last ten years has been led by one dominant player - `Nintendo Gameboy'. Since the introduction of Nokia N-Gage, the handheld gaming market is beginning to evolve with the introduction of various multi-functional devices.

Within the handheld gaming market category there are two principal competitors who together control substantially all of the handheld gaming market:

     o Sony Playstation Portable - A handheld gaming console with a 4.5" screen that also has the ability to play video from Sony UMD discs. Functionality is limited, and `add-on' components will be required in order to extend functionality. In the management's view, Sony PSP will secure market share during their launch period (Summer 2005 - Europe).

     o Nintendo DS - Nintendo DS is the next generation gaming console within the Gameboy family. Targeted at the under 16 age category, the functionality is limited to gaming functions only. The unique selling point of the Nintendo DS is its dual screen.

Intellectual Property

The Company markets its products under the name Tiger Telematics and Gizmondo. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill and has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. The Company has filed to trademark its name and logo and has patents pending for the Gizmondo.

Employees

As of March 1, 2005, the Company had approximately 158 employees and contract agents, including 50 administrative, 15 sales and marketing, 90 game developers and 3 persons responsible for warehouse and shipping activities. In many instances, the Company utilizes agencies who actually employ the persons or retain employees as consultants on an as needed basis. The Company has not experienced any work stoppages and the Company's employees are not represented by a union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company currently leases one facility in North Florida and three facilities in the United Kingdom. The following table sets forth certain information concerning the facilities of the Company.

                                                           AVERAGE      RENEWAL
                                                  SQUARE   ANNUALIZED   EXPIRATION
LOCATION                USE                       FEET     LEASE COST   OPTION
--------                ---                       ----     ----------   ------

Jacksonville, Florida   Executive Office          400       $24,000     June 2005

Farnborough,            Executive Office          5,000     $404,080    October 2005
Hampshire, UK
                        Operations Office         15,000    $265,477    March 2007

Manchester, UK          Gizmondo Studios Office   5,000     $265,477    March 3, 2005 (1)

London, UK              Retail Store              2,000     $334,250    March 2011

________________
(1)  In negotiation for a 15 year extension.

The Company believes that its existing facilities are adequate to meet its current needs and those additional facilities can be leased to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

In March 2004, Jordan Grand Prix Limited, filed suit against the Company in the High Court of Justice, Queen's Bench Division (Central Office), London, UK, alleging violation of a sponsorship agreement and dated letter agreement entered into in July 2003. Jordan sued the Company for $30 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under the letter agreement. On February 26, 2004, Jordan terminated both agreements. In order to avoid summary judgment in favor of the plaintiff, the Company escrowed with the court 70,000 shares of its common stock and prior to trial is required to substitute $1.5 million for the escrowed shares. Trial is set for May 2005. While the Company is unable to predict the outcome of this litigation, it believes that it has good and meritorious defenses to the suit and intends to defend vigorously the claims made against it.

In January 2005, the Company filed a lawsuit in the Circuit Court in and for the County of Duval, Florida against D. Weckstein and Company and Donald E. Weckstein, a former investment advisor to the Company, for breach of the Company's agreement with the advisor. As payment for investment advisory services to be rendered under the five year agreement, the Company originally issued 40,000 (1,000,000 pre reverse split) shares of common stock in 2002. The advisor subsequently alleged in December 2004 that as a result of the Company's stock split in July 2004, the Company owed him an additional 960,000 shares of common stock to maintain his ownership in the Company at 1,000,000 shares. The Company is seeking a declaratory judgment from the Court that it is not required to issue any additional shares to the advisor, as well as damages, fees and costs as a result of the advisor's breach, including the return of the previously issued shares. The advisor has filed counterclaims for the additional shares, damages, fees and costs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Price and Dividend Information

The Company's Common Stock trades on the other over the counter market under the symbol "TGTL". The other over the counter market sometimes referred to as pink sheets, is a quotation system for equity securities not listed on the national stock exchanges or the NASDAQ Stock Market, whose quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The Company's Common Stock began trading on the OTC Bulletin Board on May 22, 2001 as the result of a reverse merger with a public shell company. It was delisted from the Bulletin Board in May 2003.

As of March 1, 2005, the Company had issued and outstanding 46.5 million shares of Common Stock, which were held by approximately 2,450 shareholders of record.


Following are the high and low closing stock prices in 2002, 2003 and 2004:

                         Fiscal Year Ended December 31,

                  2004                2003                2002                2001
                  ----                ----                ----                ----
             High       Low      High       Low      High       Low      High       Low
             ----       ---      ----       ---      ----       ---      ----       ---
1st Qtr.   $ 14.75   $  4.00   $  2.13   $   .75   $ 36.00   $ 12.75   $  --     $ --

2nd Qtr.   $ 14.75   $  9.00   $  1.00   $   .70   $ 13.50   $  6.00   $250.00   $100.00

3rd Qtr.   $ 14.70   $  6.63   $  2.00   $   .53   $  7.00   $  1.13   $187.50   $ 22.50
4th Qtr.   $ 26.30   $ 11.10   $  2.50   $  1.35   $  3.63   $  1.25   $ 46.75   $  5.75


All share prices have been restated to affect a 1 to 25 reverse stock split.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for the year ended December 31, 2003, 2002 and 2001, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.


Year ended December 31, 2003, 2002 and 2001

                                                  2003           2002           2001
                                              -----------    -----------    -----------
OPERATING DATA:
(IN THOUSANDS, EXCEPT SHARE
AND PER SHARE AMOUNTS)

Net Sales                                     $         8    $       284    $      --
Cost of goods sold                                     14            385           --
                                              -----------    -----------    -----------

Gross loss                                             (6)          (101)          --
General and administrative                          5,582          5,172            283
Selling and marketing                                 683            597           --
                                              -----------    -----------    -----------

Operating income                                   (6,271)        (5,870)          (283)
Other income (expenses)                            (1,496)        (4,827)          --
Interest expense, net                                 (45)           (38)          (145)
                                              -----------    -----------    -----------
Net loss from continuing operations                (7,812)       (10,735)          (428)
                                              -----------    -----------    -----------

Net loss from discontinued operations               (--)            (353)          (871)
                                              -----------    -----------    -----------
Net Loss                                           (7,812)       (11,088)        (1,299)
                                              ===========    ===========    ===========

Basic and diluted net loss per common share   $   (1.6586)   $   (3.9278)   $   (0.5978)
                                              ===========    ===========    ===========

Weighted average shares of outstanding          4,710,208      2,822,876      2,173,099
                                              ===========    ===========    ===========


                                                December 31,
                                            2003          2002
                                         ----------    ----------
             BALANCE SHEET DATA:
             (IN THOUSANDS)
             Working capital             $   (8,755)   $   (5,398)
             Total assets                       436           647
             Total liabilities                9,004         5,952
             Stockholders' deficit           (8,567)       (5,305)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties that may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements. Among the factors that could cause actual results to differ are the Company's operating history; competition; low barriers to entry; reliance on strategic relationships; rapid technological changes; inability to complete transactions on favorable terms; consumer demand for video game hardware and software; the timing of the introduction of new generation competitive hardware systems; pricing changes by key vendors for hardware and software and the timing of any such changes, and the adequacy of supplies of new software products.

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

General Overview

In May 2001 the Company completed a reverse shell merger with Media Communications Group, Inc. ("MCGI"). Prior to the merger, MCGI was a "public shell" company, with no significant operations or assets. The merger was accounted for as a reverse acquisition. Under a reverse acquisition, the Company is treated for accounting purposes as having acquired MCGI and the historical financial statements of the Company become the historical financial statements of MCGI. Therefore, all references to the historical activities refer to the historical activities of the Company. The Company changed its name to Tiger Telematics, Inc. on June 6, 2002.

During 2001 and the first half of 2002, the Company's principal business was the retail sale of flooring products, including carpet, area rugs, wood and laminates, at discount prices, to commercial and retail customers. The Company announced the discontinuation of the flooring business on June 6, 2002, and sold the related assets on August 9, 2002. The flooring segment is treated as a discontinued operation in the financial statements.

In February 2002, the Company acquired Eagle Eye Scandinavian Distributions, Ltd., a developer and distributor of telematics products and services to the business-to-business segment in Europe and changed its name to Tiger Telematics, Ltd. During 2002, the Company's principal business, selling telematics products and services, was conducted through Tiger Telematics, Ltd., which was sold on December 17, 2002.

The Company started Tiger Telematics Europe, Ltd. (now known as Gizmondo Europe, Ltd.) in late 2002 to focus on developing new telematics products including next generation fleet telematics products, the Gizmondo, an electronic game product, and to focus on marketing principally in the UK.

In early 2003, the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and expects to launch the full scale production of Gizmondo in 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Results of Operations

Twelve months-ended December 31, 2002 compared to the Twelve months ended December 31, 2001.

Below is a summary of the results of the Company for the twelve months ended December 31, 2002.

Net Sales: The Company's net sales were $283,730 in 2002, of which $102,047 was shipped in fourth quarter. There are no comparables for the prior year since the telematics unit was not acquired until February 2, 2002. This includes shipments of its telematics products that are not a part of the company's strategic business model. The Company defers income from connection fees from telecom suppliers until the cancellation period expires on such contracts. This represents deferred income that will be recorded prorated in future quarters. The Company's business model at that time was based on deriving its sales and subsequent income from annual and monthly fees from the telecom providers unlike most of its competitors who derived most of their income from the sale of hardware. The Company did experience some returns of product in the 2nd quarter that were subsequently shipped to other customers in July 2002. Many of these customers were in Scandinavian countries and did not continue in 2003 as the Tiger Telematics, Ltd. business, focused mostly in Scandinavian countries, was sold in December 2002.

Gross Loss: Gross loss was $(101,238) for the twelve months of 2002. The telematics products reported a lower than anticipated gross profits as part of the initial strategy used to introduce its new product in the marketplace earlier in 2002. A critical mass of shipments is a key to improving the gross profit margin. This was evident by results for fourth quarter where the gross profit was $44,629 or about 40%. Although basic telematics devices are can be built, the accompanying software is much more challenging. The Company has a substantial expertise in this development, which could improve gross profit in future quarters. The Company expended funds in hiring and retaining several new executives and supporting staff with expertise in technology, telematics, wireless and developing products in the telematics space. The Company has expended funds in the development of an improved fleet product scheduled to ship first units now in 2003, as opposed to 2002 as originally expected due to a shortfall in funding during the current quarter. The Company has a substantial expertise in software development, which might improve gross profit in future quarters. The Company has expended funds in the 2002 in the development of an improved fleet product with enhanced features scheduled to ship units in 2003. The delay in finishing the product was caused primarily by serious funding shortfalls during the current quarter. The Company has made an initial investment in a new generation of child tracker products. Funding shortfalls have delayed their completion.

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

General and Administrative Expenses: General and administrative expenses for the twelve months ended December 31, 2002 were $5,171,731. $2,181,747 of this related to write downs of intangible assets related to Tiger Telematics Ltd. and its sale in December 2002. A significant reason for this increase is the costs associated with being a public company, primarily fees for accounting, legal, professional and consulting services. These fees were approximately $1,063,820 in the twelve months of 2002 including $180,000 of expenses incurred in the costs of a financing effort with Jefferies and Co, Inc. that was not successful. The Company also incurred costs during 2002 related to the evaluation of several strategic opportunities. The purchase of Tiger Telematics, Ltd. and the Comworxx, Inc.'s assets are two of the results of this evaluation.

In addition, the development of Tiger Telematics Ltd. (now sold) and Tiger Telematics Europe Ltd. also contributed to the increase in the general and administrative expenses of the Company. Expenditures were made to obtain to obtain the coveted Thatcham Q class rating for the TT7000 product. This rating may allow insurance companies to provide a discount in costs to users of Tiger's telematics devices. Some costs related to the development of the infrastructure for the telematics business including product development, engineering, training of installers, and other administrative efforts to facilitate anticipated sales. In addition, several companies conducted trials of the product in Europe that costs the company currently but may result in the shipment of devices for entire fleets of the customers currently in the trial stage. Expenditures have been made in developing several new products including Child Tracker devices. Tiger Telematics, Inc. anticipates a decrease in its general and administrative expenses in future periods with the sale Tiger Telematics Ltd. In order to reduce expenditures the Company has downsized and relocated its corporate office in the U.S. and in England to smaller less expensive facilities. The Company also incurred costs during the 3rd quarter of 2002 related to the evaluation and the attempted but failed integration of the purchase of Comworxx, Inc.'s assets. As discussed in note H to the Consolidated Financial Statements, the Company wrote down the remaining assets acquired from Comworxx, Inc.

Other Expenses: Other expenses for the twelve months of 2002 were $5,171,731 as compared to $145,607 in 2001. $4,884,733 of the amount relates to the non-cash write-down of the impaired goodwill and other intangibles from acquisitions, principally the assets of Comworxx, Inc. The company took a write-down in third quarter of the intangible order book asset of $1,000,000 to reflect the potential loss of orders from the delay in shipping product since the original acquisition of the product and the impact of the new recurring revenue model on the accounting for intangible assets. A subsequent write-down in fourth quarter of $2,103,830 relates to the loss on sale of Tiger Telematics Ltd. where the intangible assets carried on the Company's balance sheet of the order book and Scandinavian distribution agreement were written off with the sale of the unit. Other expenses consisted of interest expense on loans of $37,712 and a currency transaction loss of $189,724. The currency transaction adjustment accounted for virtually all of the change in this category and is due to the drop in the dollar currency relative to the sterling since the acquisition of Tiger Telematics Ltd. in February 2002 and the impact of the sale of Tiger Telematics Ltd. in December 2002. Interest in 2002 of $37,712 is $107,888 or 74% less than in 2001. This reflects the lower interest charged on shareholder debt as it was mostly converted into equity in 2002.

Net Loss from continuing operations: The Company reported an operating loss of $10,734,317. $4,884,733 of the loss is the non-cash write down of the impaired goodwill, principally from of the assets of the Comworxx, Inc. acquisition. $669,000 is the provision for the non-cash write-down of the remaining assets from the assets of the Comworxx, Inc. acquisition. A $1,000,000 loss was taken in third quarter to write-down the order book related to Tiger Telematics Ltd. to realized value in light of the shipping problems created by the lack of working capital. Additionally, $2,103,830 relates to the write-down of intangible assets of remaining value of order book and distribution agreement with the sale of Tiger Telematics Ltd. $1,152,713 reflected a provision for potential liabilities related to the April 2003 bankruptcy and subsequent liquidation of the buyer of Floor Decor LLC and its assets. The Company's management staff has been right sized and has expertise and infrastructure to grow the Company rapidly. Management considers these costs as an investment in setting the Company in a position to grow rapidly in the near future.

Net Loss from discontinued operations: The Company reported a loss from discontinued operations of $353,430. On August 9, 2002, the company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: The Company incurred a total loss of $11,087,747 for the twelve months of 2002. $4,884,733 was the non-cash loss from the write down of impaired goodwill, principally related to the acquisition of the assets of Comworxx , Inc. and a related $407,000 write-down of the remaining assets from the Comworxx, Inc. purchase. $2,103,830 was the write down of the order book and distribution agreement as a part of the loss on the sale of Tiger Telematics Ltd. in December. $1,152,713 reflected a non-cash provision for the potential contingent liabilities related to the bankruptcy and subsequent liquidation of the buyer of Floor Decor LLC and its assets, which occurred in April 2003.

Twelve months-ended December 31, 2002 compared to the twelve months ended December 31, 2003

Net Sales: Sales for 2002 were $283,730 and were from the entity that was sold on December 17, 2002 as compared to sales of $8,317 for 2003. The sales drop was due to returns from client trials. This reduction in sales from the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002 is principally due to not having unit sales from the sold entity of Tiger Telematics Ltd. (sold in December 2002) that reported sales in the comparable period of 2002. With Gizmondo Europe Ltd., the Company was focused in 2003 on building its next generation of product with enhanced features and in developing accounts and doing trails in the rental car business areas. In first quarter 2003 trials were under way at a rental car a concern. Those trials were concluded successfully in second quarter 2003 but a contract was not received from the enterprise. The company was focused from the third quarter 2003 onward on primarily developing its handheld wireless multi-entertainment device now named Gizmondo.

Gross Loss: Similarly, gross losses were ($101,238) for 2002 and ($5,279) for 2003. The 2003 results reflect the change to a development company. The impact of recording returns from trials created the negative gross margin in 2003. The lower loss recorded was the result of not having the Tiger Telematics Ltd. numbers in the 2003 results. The Company made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to a gaming handheld entertainment device now named Gizmondo.

Selling Expenses: Selling expenses for 2002 were $597,188. For 2003, expenses were $683,708 due to marketing of the new Gizmondo product to be released later. Much of the increase can be attributed to the transformation of the Company into a development concern with a focus in early 2003 on selling to rental car concerns and developing new products such as the Gizmondo. Most of this actual cost related to the establishment of potential orders for rental car telematics products and a UK based motor bike company that produced motor bikes in China. Both of the projects have since been dropped from the Company's plans for the future. The Company also made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to gaming handheld entertainment device.

General and Administrative Expenses: General and administrative expenses for 2003 were $5,581,750 as compared to $5,171,731 in 2002 or down over $400,000.
This decrease came from the lower costs with the divestiture of Tiger Telematics Ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduced cost rate in 2003 as compared to the same time period in 2002. These staff reductions reduced costs and allowed the Company to sustain operations but it delayed certain filings with regulatory bodies and made the Company's control system extremely reliant on fewer persons than would normally be the case. Expenditures were made to configure the Telematics products to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of the Company's telematics devices. Expenditures have been made in developing several new products including Child Tracker devices (since terminated) and the Gizmondo gaming handheld devices. All of these specifically designated development expenses in 2003 were expensed as incurred and were not capitalized for financial reporting purposes. The Company anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy.

Other Expenses: Other expenses for 2003 were $1,541,712 as compared to $4,864,160 when the write-off of goodwill was completed. Other expenses consisted of interest expense on loans of $45,424 and currency transaction gains of $47,442. The currency transaction gain is due to the drop in the dollar currency relative to the sterling since the beginning of the year and carrying foreign based assets on the balance sheet. Interest in 2003 of $45,424 is $7,712 higher than in 2002 as the Company had interest costs on UK notes payable.

Net Loss from continuing operations: The Company reported a net loss of $(7,812,449) from continuing operations in 2003 as compared to a net loss of $(10,734,317) in 2002. The primary improvement was not having the good will write off in 2003. The loss was also lower due to the costs associated with the divested Tiger Telematics Ltd. no longer included in operations since it was sold, not having the write down of impaired goodwill and other intangible assets that occurred in 2002 in the numbers for 2003 and the cost reductions undertaken in late 2002. Management does anticipate that its losses in future quarters will grow materially as it expenses development costs, content costs, and marketing costs for the gaming device Gizmondo.

Net Loss from discontinued operations: Discontinued operations recorded a net loss of $0 in 2003 as compared to a loss of $353,430 in 2002. The operation of flooring segment was discontinued in June 2002. On August 9, 2002, the Company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: Although the Company reported an operating loss for 2003 of $7,812,449, a substantial portion of the loss consists of expenses incurred in developing the Gizmondo product line. The loss was 28% less in the prior year when the goodwill and other intangibles write-offs were taken. The difference is attributed the divestiture of Tiger Telematics Ltd. and not having its losses in the 2003 results, the elimination of the write down of impaired goodwill and other intangibles that occurred in 2002 and the cost reductions taken in late 2002 that helped results for the twelve months ended December 31, 2003. There will be no discontinued operation impacting 2003 going forward. The UK subsidiary will incur significant costs in the development of its new products and in marketing them. Management anticipates that future net losses per quarter will be considerable higher then recent quarters as the Company increases the expenditures in product development and marketing for Gizmondo.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In 2002 and during 2003 the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties and through the issuance of shares of commons stock. Without such equity funding the Company would not have been able to sustain operations. In the twelve months ended December 31, 2003, the Company's working capital improved slightly. This was the result of a decrease in current assets, consisting of decreases in accounts receivable of $114,544, inventory of $127,919, prepaid expenses and other current assets of $83,821 and liabilities of discontinued operations of $15,530, offset by increases in current liabilities, consisting of increases in accounts payable of $2,216,648, and decreased by reduction of accrued expenses of $211,639 and decreased by a reduction of liabilities to stockholders of $1,201,594. Approximately $1,000,000 of the payables relates to Tiger USA, and reflects contingent liabilities allegedly assumed in the purchase agreement.

These liabilities are of the subsidiary Tiger USA and may not be the obligations of Tiger Telematics, Inc. although they are carried as Accounts Payable on the Consolidated Balance Sheet. As discussed in Note I. Acquisitions, the Company believes that the seller may have misrepresented the nature of the assets and the viability of the associated business at the time of the transaction. As a result the Company retained legal counsel to advise it of its rights against the shareholders of the seller to recover certain sums or to rescind the entire transaction. In June 2004, the Company issued 160,000 (and $80,000 held in escrow) of the contingent shares in full settlement of this matter.

Also, in the twelve months ended December 31, 2003 the amounts due stockholders reduced $1,201,594 as a result of the debt conversions of certain stock holders to equity not fully offset by continued loans from stockholders. There is also certain pending litigation and other issues facing the Company as disclosed in Note K Contingencies.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock principally from accredited foreign investors. See also Note D Equity. On August 9, 2002 the Company sold the assets of the flooring division including this inventory, which improved liquidity requirements during the balance of 2002 and in first quarter of 2003 as the purchaser retired certain obligations which were removed from the Company's balance sheet. The Company continued to issue shares of Common Stock in the twelve months ended December 31, 2003 and in 2004 and in early 2005 to retire certain obligations due for payment.

The Company incurred operating losses in 2002 and in 2003 of $(11,087,747) and $(7,812,449) respectively. The losses were at a much lower rate in 2003 due to cost reductions and divestures of unprofitable concerns. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and primarily from the sale of Common Stock and warrants through private placement and other share subscription agreement transactions as detailed in Note C. Equity Transactions.

The Company will seek to raise additional equity capital and obtain trade or bank financing as needed to fund the development and the launch of the Gizmondo product in different regions as needed. However, there can be no assurance this additional capital or other financing will be available, or if available on terms reasonably acceptable to the Company. AS of December 31, 2004, the Company has stockholder's deficiency of $8,567,467.

At December 31, 2003, 9,498,105 shares of common stock were issued and outstanding. Since that date, the Company has issued an additional approximately 37 million shares in numerous private transactions (a) for cash, (b) upon conversion of debt, accounts payable or other liabilities, (c) for goods or services provided by vendors, strategic partners, professionals, consultants and employees and (d) in connection with the acquisition of assets. In each case the Company recorded capital surplus based upon the price of the Company's common stock at the time of issuance or agreement to issue, discounted in some cases due to restrictions on sale by recipients. The aggregate amount recorded was approximately $172 million, including the above described shares. During such periods the Company also issued warrants to purchase and aggregate of 495,525 shares of common stock at exercise prices ranging from $5.00 to $11.25 per share.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are stock-based compensation, income taxes, goodwill impairment and revenue recognition.

Stock-Based Compensation
------------------------
We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, "Accounting for Stock-based Compensation Transition and Disclosure."

In addition, the Company has routinely exchanged shares of its common stock for services and in satisfaction of debt owed by the Company to shareholders. Common stock exchanged for services from unrelated parties and suppliers is valued at the negotiated values for such common stock. Common stock exchanged for shareholder debt is valued at recent market values for common stock sold to unrelated investors. The difference between this "market value" and the amount of the debt satisfied is charged to operations.

Income Taxes
------------
The calculation of the Company's income tax provision and related valuation allowance is complex and requires the use of estimates and judgments in its determination. As part of the Company's evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company's overall tax position.

Impairment of Goodwill and Other Intangible Assets
--------------------------------------------------
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and other intangible assets on an annual basis, or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit, through the use of a discounted cash flows model, and compares this fair value to the reporting unit's carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. Management believes goodwill is not impaired and is properly recorded in the financial statements.

Revenue recognition
-------------------
The Company enters into agreements to sell products (hardware or software), services, and other arrangements that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

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

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 was effective for disposal activities initiated after December 31, 2002.

SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective after December 31, 2002.

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company believes it has no derivative instruments. SFAS No. 149 became effective for hedging arrangements entered into after June 30, 2003.

SFAS150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For public companies, SFAS No. 150 became effective after June 15, 2003. The Company believes that, at the present time, it has no instruments that fall within the scope of this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No market risk sensitive instruments

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The response to this item is submitted on pages F1 - F18 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls. There have been no changes in internal controls or in other factors during our most recent fiscal quarter that has significantly affected or is reasonably likely to significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of the Company as of March 1, 2005 is provided below. All executive officers of the Company are also directors of the Company whose term expires May 30, 2006.

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

Steve Carroll
Director since August 2004

Mr. Carroll, age 47, has served as Chief Technology Officer and as a Director since August 2004. He has also been the Chief Technology Director of the Company's Gizmondo Europe Ltd. Since its inception in December 2002. He has been with the Company, at the sold Tiger Telematics, Ltd. unit since September 2002. He was formerly Director of Maxon, a Korean-high volume telecommunications equipment manufacturer from 1996 to 2002. He was previously employed at Marconi/MOD/GEC, telecommunication equipment manufacturers, in various positions from 1981 to 1996. He has a Masters Degree MSc from Cambridge in the UK.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2003, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2003, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2003.


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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table provides information on the total compensation paid or accrued during the fiscal years indicated below to the Company's chief executive officer. The table also lists the former chief executive officers of the Company who would have been included had he remained an executive officer of the Company at December 31, 2001 and the former Chief Executive Officer who resigned as CEO on June 28, 2002 and resigned as a Director in August 2002.

                                           Summary Compensation Table
                                            Annual Compensation (1)

                                                                       Restricted   Securities
Name and Principal                                      Other Annual   Stock        Underlying        LTIP     All Other
Position               Year      Salary         Bonus   Compensation   Awards       Options/Shares   Payouts  Compensation
--------               ----      ------         -----   ------------   ------       --------------   -------  ------------
Michael W. Carrender   2003   $200,000.00 (2)   $   -         -          -                  -           -          -

Chief Executive        2002   $ 78,564.83       $   -         -          -            144,000 (3)       -          -
Officer

A. J. Nassar           2003   $      -          $   -         -          -                  -           -          -
Former Chief           2002   $      -          $   -         -          -                  -           -          -
Executive Officer      2001   $ 50,000.00       $   -         -          -                  -           -          -
and Chairman of the           $ 37,266.00 (4)   $   -         -          -                  -           -          -
Board until July
2003

Jonathan Landers (5)   2003   $      -          $   -         -          -                  -           -          -
Former President and   2002   $      -          $   -         -          -                  -           -          -
Chief Executive        2001   $      -          $   -         -          -                  -           -          -
Officer


_____________________
(1) No officer received perquisites in an amount greater than the lesser of (a) $50,000 or (b) 10% of such officer's total salary plus bonus.
(2) Mr. Carrender joined the Company in February 2002. Represents salary earned by Mr. Carrender, $38,008.12, which was accrued and unpaid as of December 31, 2002.
(3) 144,000 shares granted in August 2002 at market price on date of issuance and vest per schedule below.
(4) Represents salary earned by Mr. Nassar from May 22, 2001 through December 31, 2001, $35,343 of which was accrued and unpaid as of December 31, 2001. The salary level at the time of resignation was at $100,000 per annum. Mr. Nassar resigned as CEO on June 28, 2002.
(5)  Mr.  Landers  resigned  as  President  and Chief  Executive  Officer on May
     22,2001.


Option Grants

As of December 31, 2003, there were no stock options granted pursuant to the Company's stock option plan.

The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 2001 Plan and outside of the 2001 Plan at December 31, 2003 by the individuals listed in the Summary Compensation Table.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                            Number of Securities         Value of unexercised
                                            Underlying Unexercised       In-the-Money Options
              Shares                        Options/Shares Fiscal        Shares at Fiscal
              Acquired on    Value          Year-End(%)                  Year-End($) Acquired on
Name          Exercise       Realized($)    Exercisable/Unexercisable    Exercisable/Unexercisable
----          --------       -----------    -------------------------    -------------------------
Michael W.
Carrender        --             --               72,000/72,000                $72,000/$72,000

_________________
(1)  In negotiation for a 15 year extension.

(2) Represents the difference between the last reported sale price of the common stock on December 31, 2003 ($2.50) and the exercise price of the shares of the options at $1.50 multiplied by the number of options exercised.


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

Shares Authorized for Grant. Subject to the anti-dilution provisions discussed below, there are 8,000,000 shares of common stock reserved for issuance upon the exercise of options (now 320,000 following the 25 for 1 reverse split of July 30, 2004). Such shares may be authorized, but unissued shares of common stock, or reacquired shares. Shares subject to options granted under the 2001 Plan, which have lapsed or terminated may again be subject to options under the 2001 Plan. No options to purchase shares of common stock have been granted under the 2001 Plan as of December 31, 2001 but 144,000 were granted in 2002 and none were granted in 2003.

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

Incentive Stock Options. With respect to options, which qualify as incentive stock options, an optionee will not recognize income for federal income tax purposes at the time options are granted or exercised. If the optionee disposes of shares of common stock acquired upon exercise of the options before the expiration of two years from the date the options are granted, or within one year after the issuance of shares upon exercise of the options, the optionee will recognize, in the year of disposition (a) ordinary income, to the extent that the lesser of either (i) the fair market value of the shares on the date of option exercise or (ii) the amount realized on disposition, exceeds the option price; and (b) capital gain (or loss), to the extent that the amount realized on disposition differs from the fair market value of the shares on the date of option exercise. If the shares are sold after expiration of these holding periods, the optionee will realize capital gain or loss (assuming the shares are held as capital assets) equal to the difference between the amount realized on disposition and the option price.

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

Employment Contracts and Termination and Change-In-Control Arrangements

As of December 31, 2003, the Company has not entered into any employment, termination or change-in-control agreement with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2002 were Paul Renn and Frank Habib.

Shareholder Return Performance

This graph compares the Company total stockholder returns and the Standard and Poor's 500 Composite Stock Index, The graph assumes $100 invested at the per share closing price of the common stock of the Company on the other over the counter market from December 31, 2001 forward. Prior to the reverse shell merger in May 2001, there was no established public trading market for the Company's stock.


                         12/31/2001       12/31/2002       12/31/2003
                       --------------   --------------   --------------

TGTL                       100.00            63.13            43.48

S&P 500                    173.12           130.53           163.51

Comparison of initial $100  investment the Standard and Poor's  Composite  Stock
Index versus the common stock of the Company.

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

Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2005, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Percentage of ownership is based on 46.5 million shares of common stock outstanding on March
1, 2005.

                                                      Amount and Nature     Percent
                           Name of Beneficial Owner   of Beneficial Owner   of Class
                           ------------------------   -------------------   --------
Directors and Executive    Michael W. Carrender (1)       1,924,036            4.0%
Officers:

                           Carl Freer (2)                 2,729,500            6.0%

                           Steve Carroll (3)                565,000              *

All directors and                                         5,218,536           11.0%
executive officers as a
group (3 persons)

_______________________
1 Includes 144,000 shares issuable upon exercise of incentive stock options, shares held in joint account with spouse and individually. The address of Mr. Carrender is 10201 Centurian Parkway N., Suite 600, Jacksonville, FL 32256.
2 Includes shares held by spouse and in the names of three dependent children. The address of Mr. Freer is One Meadow Gate Park, Farnborough Business Park, Farnborough, Hampshire, UK GU14 6FG.
3 Mr. Carroll's address is One Meadow Park, Farnborough Business Park, Farnborough, Hampshire, UK GU14 6FG.


Equity Compensation Plan Information

The following table reflects the number of shares of the Company's common stock that, as of March 1, 2005, were outstanding and available for issuance under compensation plans that have previously been approved by our stockholders. The
Company has no equity compensation plans that have not approved by stockholders.


                                                                                  Number of Securities
                        Number of Securities to                                   Remaining Available for Future
                        be Issued Upon Exercise   Weighted-Average Exercise       Issuance Under Equity
                        of Outstanding Options,   Price of Outstanding Options,   Compensation Plans (Excluding
Plan Category           Warrants and Rights       Warrants and Rights             Securities Previously Issued)
-------------           -------------------       -------------------             ----------------------------
Equity Compensation          216,000 (4)                144,000                              --
Plans Approved by
Security Holders

Equity Compensation             --                         --                                --
Plans not Approved by
Security Holders

Total                        216,000                    144,000                              --

__________________
4 Consists of options issuable under the 2001 Plan to purchase a total of 144,000 shares issued to Mr. Carrender in August 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a 10% demand note payable to Alvin J. Nassar, its former Chairman and Chief Executive Officer, in the amount of $852,789 and $841,064 as of December 31, 2001 and 2000, respectively. Interest expense related to this note amounted to $86,337 and $19,499 for the periods ended December 31, 2001 and 2000, respectively. Also, as of December 31, 2001 and 2000, the Company owed a total of $180,382 to Mr. Nassar on a non-interest bearing demand note. The amount of $554,500 of this debt was converted to equity subsequent to December 31, 2001 for a total of 1,386,250 (pre reverse split) shares of common stock and warrants exercisable for 1,250,000 (pre reverse split) shares of common stock at a price of $.75. The warrants expired in December 2003 and were not exercised.

In the fourth quarter of 2002, the Company issued 182,070 shares to two shareholders, Mr. Nassar and Mr. Ed Kinney, the Company's President until May 2002 to convert $455,761 of debt to equity at $2.50 per share. No warrants were issue in this transaction.

Prior to the merger in 2001, Mr. Nassar the Company's former Chief Executive Officer and a Director purchased shares of common stock of Floor Decor for $448.88 (including $270.00 from the Alvin Nassar Family Limited Partnership). Upon merger of such company into the Company he received 15,415,000 pre reverse split shares of common stock, 5,915,000 pre-reverse split shares that are held by the Alvin Nassar Family Limited Partnership.

In 2002, the obligations under the employment contract of then President and COO Robert Francis was settled in November 2002 in an agreement whereby the Company issued 40,000 post reverse split shares of its common stock in full satisfaction of all obligations.

As of December 31, 2002 the Company owed Michael W. Carrender $38,008 in salary and $12,000 in reimbursable expenses. As of December 31, 2003 the Company owed Mr. Carrender $136,570 in accrued salary.

During the fourth quarter of 2003, the Company converted $1,400,000 of debt to Carl Freer, a stockholder of the Company and an officer of a subsidiary of the Company, to 2,800,000 shares of common stock at the rate of $.50 per share, the market price of the common stock as of the date that the agreements were entered into. Mr. Freer later became a director and Chairman of Board of the Company. In addition, during the fourth quarter the Company converted $226,730 of debt owed to a shareholder into 453,460 shares of common stock valued at $.50 per share and issued 800,000 shares to such shareholder in 2004 for services rendered to the Company. That person became affiliated with the Company in April 2004 as a Head of Investor Relations in an agreement unrelated to the above transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2002 and 2001, the fees were $75,000 and $75,000 respectively, for professional services rendered for the audit of the Company's financial statements. There was a change of the Company's auditors in November 2002.

Audit Related Services

The Company have was billed $40,000 and $60,000 for the years ended December 31, 2003 and 2002, respectively, for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission. In addition, the UK audit firm billed $47,000 in 2003 for reviews of Gizmondo Europe Ltd. subsidiary for inclusion in the Company's quarterly filings.

Tax Fees

The Company was also billed $0 and $0 for the years ended December 31, 2003 and 2002, respectively, for various income tax returns although amounts may be required to file the 2002/2003 tax return.

Additional Fees

The  Company  was not billed  any fee for the years  ended 2003 and 2002 for any
products  and  fees  related  to  accounting   services,   including   financial
information systems design and implementation.


                                    PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


         The following documents are filed as part of the report:

         1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

         3. List of Exhibits

Exhibit
No.                        Description



2.1 Agreement and Articles of Merger, Plan of Merger, Share sale and Merger Agreement Floor Decor Inc and Media Communications Group Corporation*

2.2 Stock Purchase Agreement among Floor Decor, Inc., Eagle Eye Scandinavian Distribution Ltd. and the stockholders of Eagle Eye dated December 2001 as amended by an Amendment to Stock Purchase Agreement attached hereto******

2.3 The Asset Purchase Agreement among Tiger Telematics, Inc., Comworxx, Inc. and the stockholders of Comworxx dated June 13, 2002.(1)

2.4 Asset Purchase Agreement dated August 9, 2002 between the Company and MINIME Inc. and related Assignment and Assumption, Security Agreement and 2 Lease Assignment and Assumption Agreements.(2)

2.5 Stock Purchase Agreement dated December 20, 2002 between Norrtulls Mobileextra Akliebolag and Tiger Telematics, Inc. and Tiger Telematics, Ltd. and related Royalty Agreement.(3)

2.6 Asset Purchase Agreement to buy assets and subsidiaries of Warthog Plc. Dated November 3,2004.(4)

2.7 Stock Purchase Agreement to buy shares of Integra Sp dated October 29, 2004 subject to their shareholder approval.(5)

3.1.1    Certificate of Incorporation of the Company****

3.1.2    Bylaws of the Company****

3.2.3 The Certificate of Amendment amending the Certificate of Incorporation of the Company. Name change to Tiger Telematics, Inc.(6)

4.1      Form of specimen certificate for Common Stock of the Company*****

4.1      Form of Subscription Agreement******

4.2      Form of Registration Rights Agreement******

4.3      Form of Warrant Agreement(7)

4.4      Risk Factors******

5.1      Stock Option Plan***

10.1 Building Lease Agreement for the Company's "big box superstore" located at 6001 Powerline Road, Ft. Lauderdale, FL.**

10.2     Building  Lease  Agreement for 700 S. Military  trail,  Lake Worth,  FL
         33163**

14       Certificate of Ethics+

21       Subsidiaries of the Company+

21.1     Eagle  Eye   exclusive   distributor   Agreement  -   Scandinavia   and
         Yugoslavia.*****

21.2     Automotive Software Agreement - Tiger Telematics Subsidiary*****

21.3     Purchase of Games from SCi License Agreement(7)

21.4 Signing of 3 year Games Agreement for Gizmondo and Disney's Buena Vista Games.(8)

31       Rule   13a-14(a)Certification   Pursuant   to   Section   906   of  the
         Sarbanes-Oxley Act of 2002+

32       Section 1350 Certifications

_______________________
* Incorporated by reference to Exhibit of the same number filed with the Company's Form 8K dated June 25, 2000.
****** Incorporated by reference to Form 8K dated February 19, 2002.
1    Incorporated by reference to Form 8K dated June 27, 2002.
2    Incorporated by reference to Form 8K dated August 9, 2002.
3    Incorporated by reference to Form 8K dated January 20, 2003.
4    Incorporated by reference to Form 8K dated November 5, 2004.
5    Incorporated by reference to form 8K dated November 3, 2004.
**** Incorporated by reference to Form 10SB12 B/A filed on October 19, 2000. **** Incorporated by reference to Form 10SB12 B/A filed on October 19, 2000.
6    Incorporated by reference to Form 8K dated June 6, 2002.
***** Incorporated by reference to  Company's  Annual  Report on Form 10-KSB for the year ended December 31, 2001.
***  Incorporated by reference to Proxy Statement - July 11, 2001.
** Incorporated by reference to Form 10Q second quarter June 30, 2001 filed on August 14, 2001.
+    Filed herewith.
7    Incorporated by reference to form 8K dated October 6, 2004.
8    Incorporated by reference to Form 8K dated December 29, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on March 30, 2005.


                                         Tiger Telematics, Inc.


                                         By: /S/ Michael W. Carrender
                                            ----------------------------
                                            Michael W. Carrender
                                            Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.


Signature                              Title
---------                              -----

/s/ Michael W. Carrender               Chief Executive Officer, Chief Financial
-------------------------------        Officer and Director (Principal Executive
Michael W. Carrender                   Officer, Principal Financial Officer and
                                       Principal Accounting Officer)

/s/ Carl Freer                         Chairman and Director
-------------------------------
Carl Freer


/s/ Steve Carroll                      Director
-------------------------------
Steve Carroll

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Financial Statements

         Report of Independent Registered Public Accounting Firm             F-2

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

         Consolidated Statements of Cash Flows                               F-7

         Notes to Consolidated Financial Statements                          F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Tiger Telematics, Inc. and Subsidiaries, Inc.


We have audited the accompanying consolidated balance sheets of Tiger Telematics, Inc. and Subsidiaries, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholder's deficiency, and cash flows for the each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Telematics, Inc. and Subsidiaries, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York
January 26, 2005, except for the last paragraph of Note K, as to which the date is March 22, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tiger Telematics, Inc.
Jacksonville, Florida

We have audited the related statements of operations, stockholders' deficit and cash flow of Tiger Telematics, Inc. (formerly Floor Decor, Inc. and Subsidiaries) for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Tiger Telematics, Inc. as of December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

McGladrey & Pullen, LLP
Fort Lauderdale, Florida
February 25, 2002


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                    2003            2002
                                                               ------------    ------------
ASSETS
Current Assets
         Cash                                                  $      8,959    $       --
         Accounts receivable                                          2,104         116,648
         Inventories                                                 35,570         163,488
         Prepaid expenses                                            45,383         129,204
                                                               ------------    ------------
                                                                     92,016         409,340

                           Total current assets                     344,376         237,196
                                                               ------------    ------------

Property and Equipment, net                                    $    436,392    $    646,537
                                                               ------------    ------------




LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities

         Accounts payable                                         3,667,646       1,450,998
         Amount due stockholders                                      9,191       1,210,785
         Notes payable - Current portion                             37,140          30,602
         Accrued expenses                                         1,750,005       1,961,644
         Deposits on common stock                                 2,247,891            --
         Liabilities of discontinued Operations                   1,168,244       1,152,713
                                                               ------------    ------------

                  Total current liabilities                       8,880,116       5,806,742
                                                               ------------    ------------

Notes payable after one year                                        123,741         145,134
                                                               ------------    ------------

                           Total Liabilities                   $  9,003,859    $  5,951,876
                                                               ------------    ------------

Stockholders' Deficiency
  Common stock - 0.001 par value
   authorized 250,000,000 and 100,000,000 shares in 2003 and
   2002 respectively.  Issued and outstanding 9,498,105 and
   3,227,457 in 2003 and 2004 respectively                            9,498           3,227
  Additional paid-in-capital                                     13,051,547       7,743,765
  Accumulated other comprehensive loss                             (763,732)           --
  Deficit                                                       (20,864,780)    (13,052,331)
                                                               ------------    ------------
                           Stockholders' deficiency              (8,567,467)     (5,305,339)
                                                               ------------    ------------

                                                               $    436,392    $    646,537
                                                               ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2003, 2002 and 2001


                                                             2003            2002            2001
                                                        ------------    ------------    ------------
Net Sales                                               $      8,317    $    283,730    $       --
Cost of goods sold                                            13,596         384,968            --
                                                        ------------    ------------    ------------

                  Gross Loss                                  (5,279)       (101,238)           --
                                                        ------------    ------------    ------------

Operating expenses
         Selling Expense                                     683,708         597,188            --
         General and administrative                        5,581,750       5,171,731         282,745
                                                        ------------    ------------    ------------

                  Total Operating Expenses                 6,265,458       5,768,919         282,745
                                                        ------------    ------------    ------------

                  Operating Loss                          (6,270,737)     (5,870,157)       (282,745)
                                                        ------------    ------------    ------------

Other income (expense)
         Impairment of Goodwill                                 --        (4,884,733)           --
         Loss on conversion of debt instruments           (1,543,730)           --              --
         Gain on sale of Subsidiaries                           --           248,009            --
         Currency translation gain (loss)                     47,442        (189,724)           --
         Interest expense                                    (45,424)        (37,712)       (145,607)
                                                        ------------    ------------    ------------

                  Net Loss                                (1,541,712)     (5,350,159)       (145,607
                                                        ------------    ------------    ------------

         Loss from continuing Operations                  (7,812,449)    (11,220,316)       (428,352)

         Loss from discontinued Operations                      --          (353,430)       (870,728)
                                                        ------------    ------------    ------------

                  Net Loss                              $ (7,812,449)   $(11,573,746)   $ (1,299,080)
                                                        ============    ============    ============

         Basic and diluted net loss per common share:

         Loss from continuing operations                $    (1.6586)   $    (3.8026)   $    (0.1975)
                                                        ============    ============    ============

         Loss from discontinued operations              $       --      $    (0.1252)   $    (0.4025)
                                                        ============    ============    ============

         Net Loss                                       $    (1.6586)   $    (3.9278)   $    (0.6000)
                                                        ============    ============    ============

         Weighted average shares outstanding (basic
         and diluted)                                      4,710,208       2,822,876       2,173,099
                                                        ============    ============    ============


                 See Notes to Consolidated Financial Statements


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
              For the years ended December 31, 2003, 2002 and 2001


                                                                                          Accumulated
                                                                           Additional        other                         Total
                                                   Common Stock              Paid-in     Comprehensive   Accumulated   Stockholders'
                                                Share         Amount         Capital         loss        Deficiency     Deficiency
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance (deficiency) at January 1, 2001               15           --     $        100           --     $   (665,504)  $   (665,404)

Issuance of common stock, January 1, 2001             25           --              586           --             --              586
Recapitalization of common stock upon
   reverse acquisition on May 22, 2001         2,169,427          2,169         (7,100)          --             --           (4,931)
Issuance of common stock and warrants             66,000             66        574,134           --             --          574,200

Net Loss                                            --             --             --             --       (1,299,080)    (1,299,080)
                                            ------------   ------------   ------------   ------------   ------------   ------------


Balance (deficiency) December 31, 2001         2,235,467          2,235        567,720           --       (1,964,584)    (1,394,629)

Issuance of common stock and warrants:
     Private placement                           100,498            100        876,573           --             --          876,673
     Conversion of notes payable and
     amounts due Stockholders                    335,361            350      1,987,754           --             --        1,988,089
     Acquisition of Tiger Telematics             280,000            280      2,799,720           --             --        2,800,000
     Limited
     Acquisition of Comworxx Inc.                170,531            171      1,065,646           --             --        1,065,817
     Services                                    105,600            106        446,352           --             --          446,458

Net Loss                                            --             --             --             --      (11,087,747)   (11,087,747)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance (deficiency) December 31, 2002         3,227,457          3,227      7,743,765           --      (13,052,331)    (5,305,339)

Issuance of common stock:
   Private placement                           2,372,034          2,372      1,742,718           --             --        1,745,090
   Conversion of notes payable and amounts
   due stockholders                            3,471,514          3,472      1,727,286           --             --        1,730,758
   Services                                      427,100            427        294,084           --             --          294,475
   Other comprehensive loss:
   Foreign currency translation adjustment          --             --             --         (763,732)          --         (763,732)

Total comprehensive loss                            --             --             --       (8,576,181)          --             --

Net Loss                                            --             --             --             --     $ (7,812,449)  $ (7,812,449)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance (deficiency) December 31, 2003         9,498,105   $      9,498   $ 13,051,547   $   (763,732)  $(20,864,780)  $ (8,567,467)
                                            ============   ============   ============   ============   ============   ============



                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2003, 2002 and 2001

                                                                   2003            2002            2001
                                                              ------------    ------------    ------------
Cash Flows for Operating Activities:

     Loss from continuing operations                          $ (7,812,449)   $(10,734,317)   $   (428,352)
     Loss from discontinued operations                        $       --      $   (353,430)   $    870,728)
                                                              ------------    ------------    ------------
         Net Loss                                               (7,812,449)    (11,087,747)      1,299,080)
     Other comprehensive loss                                     (763,732)           --              --

Adjustments to reconcile net loss from continuing
operations to net cash used:
     Depreciation                                                   74,173          63,924            --
     Amortization of intangible assets                                --           115,762            --
     Loss (gain) on currency transactions                             --           189,724            --
     Non-cash expenses                                             294,475         446,458            --
     Gain of sale of subsidiary                                       --          (248,009)           --
     Write down of assets of acquired company                         --           407,000            --
     Impairment of intangible asset                                   --         4,884,733            --
     Loss on conversion of debt                                  1,543,730            --              --

    Changes in assets and liabilities:
      Decrease in assets of discontinued operations                   --         1,278,443        (447,970)
      Increase (Decrease) in liabilities of
        discontinued operations                                     15,530        (735,409)        861,359

    (Increase) decrease in assets:
      Accounts receivable                                          114,544        (116,648)           --
      Inventories                                                  127,919        (163,488)           --
      Prepaid expenses                                              83,821        (129,204)           --

    Increase (decrease) in liabilities:
      Accounts payable                                           2,216,648       1,450,998            --
      Accrued expenses                                            (211,639)      1,961,644            --
      Net liabilities related to sold operations                      --         1,152,713            --

                      Net cash used in operating activities     (4,316,980)       (529,106)       (885,691)
                                                              ------------    ------------    ------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                           (181,353)       (237,196)           --
                                                              ------------    ------------    ------------
                      Net cash used in investing activities       (181,353)       (237,196)           --
                                                              ------------    ------------    ------------

Cash Flows From Financing Activities:
     Issuance of common stock and warrants                       1,745,090         876,673         569,855
     Deposits on common stock                                    2,247,891            --              --
     Loans and advances from stockholders                        1,334,075         204,014         629,421
     Repayment to stockholders                                    (804,911)       (534,281)       (349,255)
     Interest on notes payable and stockholder loans
        capitalized to principal balance                              --            23,829          56,001
     Proceeds from notes payable                                      --           184,400            --
     Payments on debt
                                                                   (14,853)         (8,664)           --

                      Cash provided by financing activity        4,507,292         745,971         906,022
                                                              ------------    ------------    ------------

                               Net change in cash                   (8,959)        (20,331)         20,331


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued


                                                          2003          2002           2001
                                                      -----------   -----------    -----------
Cash:
     Beginning of year                                       --          20,331           --
                                                      -----------   -----------    -----------
     End of year                                      $     8,959)  $      --      $    20,331
                                                      ===========   ===========    ===========

Supplemental disclosure of Cash Flow Information:
     Cash paid for interest                           $    45,424   $    19,489    $    96,541
                                                      ===========   ===========    ===========

Supplemental Disclosure of Non-cash investing and
      Operating Activities:
        Stock issued for operating expenses           $   294,475   $   474,999    $      --
                                                      ===========   ===========    ===========

Investing Activities:
     Acquisition of businesses, net                   $      --     $ 5,845,190    $      --
                                                      ===========   ===========    ===========

Financing Activities:
     Conversion of stockholder debt to common stock   $ 3,274,488   $ 1,988,089    $      --
                                                      ===========   ===========    ===========

Acquisition of Tiger Telematics:

     Distribution Agreement                           $      --     $ 2,800,000    $      --
     Order Book                                              --         463,050           --
     Property and equipment                                  --           1,436           --
     Amounts due stockholders                                --        (944,962)          --
     Accounts Receivable                                     --         479,688           --
     Common stock issued                                     --      (2,800,000)          --
                                                      -----------   -----------    -----------
    Cash received                                     $      --     $       788           --
                                                      ===========   ===========    ===========

Acquisition of Comworxx, Inc.

     Property and equipment                           $      --     $   280,629    $      --
     Accounts receivable                                     --          27,619           --
     Goodwill                                                --       3,714,818           --
     Inventory                                               --         105,472           --
     Prepaid expenses                                        --           9,368           --
     Other assets                                            --          15,470           --
     Notes payable                                           --          (8,664)          --
     Accounts payable                                        --        (882,968)          --
     Accrued expenses                                        --        (216,554)          --
     Liability for unissued shares                           --      (1,979,373)          --
   Common stock issued                                       --      (1,065,817)          --
                                                      -----------   -----------    -----------
    Cash received                                     $      --     $      --      $      --
                                                      ===========   ===========    ===========


                 See Notes to Consolidated Financial Statements

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

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

Prior to its sale in August of 2002 and its classification as a discontinued operation the Company's primary business was retail floor covering. The Company (which was previously known as Floor Decor, Inc.) and its then wholly owned subsidiaries, Media Flooring, Inc. and Floor Decor LLC owned and operated retail stores in Florida. The Company offered a wide selection of floor coverings including carpet, area rugs, wood, and laminates at discount prices to both commercial accounts and retail customers. The Company also provided installation of flooring. In June 2002, the Company discontinued these operations (see Note
L) and changed its name from Floor Decor, Inc. to Tiger Telematics, Inc.

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

The Company started Tiger Telematics Europe, Ltd. (now known as Gizmondo Europe, Ltd.) in late 2002 to focus on developing new telematics products including next generation fleet telematics products, the Gizmondo electronic game product, and to market these products principally in the UK.

In early 2003 the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and expects to launch the full-scale production of Gizmondo in 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg 4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Significant Accounting Policies:

Liquidity:

The Company has sustained net losses over the past three years and at December 31, 2003 had a net working capital deficit of $8,788,100.

Management has sold off its unprofitable flooring business and is pursuing its telematics business, of which it entered via an acquisition in February 2002. The Company anticipates issuing equity securities to meet working capital requirements and to fund development costs incurred in connection with developing Telematics related products that the Company believes will enhance its operations.

Principles of Consolidation:

The consolidated financial statements include the accounts of Tiger Telematics, Inc. (Company), and its subsidiaries, Tiger Telematics USA, Inc. (USA) and Tiger Telematics Europe LTD (Tiger Europe). Tiger Telematics Ltd. (Tiger Ltd) is included through December 17, 2002 (date of divestiture) and the discontinued operations of Floor Decor Inc. and its subsidiaries through the date of their divestiture. All intercompany transactions are eliminated in consolidation. Except as otherwise noted, all amounts and disclosures only include continuing operations.

Prior to June 2002, the Company was named Floor Decor, Inc. The name was changed when the Company exited the flooring business. See Note L DISCONTINUED OPERATIONS.

Use of Estimates:

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

Foreign Currency Translation:

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

Inventories:

Inventories are stated at the lower of cost (specific identification basis) or market, and consist of electronic components.


Property and Equipment:

Property  and  equipment  is  stated  at  cost.   Depreciation  is  provided  by
straight-line methods over their estimated service lives. Leasehold improvements are amortized over the shorter of the term of the lease or their expected useful life.  Vehicles and  furniture,  fixtures and  equipment  are  depreciated  over periods of from 3 to 7 years.

Income Taxes:

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

Accounts Receivable:

Accounts receivable consists of amounts due from customers, none of whom are considered to be major customers.

Stock-Based Compensation:

On July 1, 2001,  the  stockholders  approved the adoption of the Company's 2001
Employee Stock Option Plan (the Plan). Stock options are granted at a price equal to the market value of the Common Stock at the date of grant, generally expire 10 years from the date of the grant and vest equally over a three-year service period.

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Total common shares available for grant                         320,000     320,000     320,000
Options to purchase common shares granted at $1.50 per share
$1.50 per share                                                    --       144,000        --
Options exercised                                                  --          --          --
Options forfeited/expired                                          --          --          --
Options available for grant                                     176,000     176,000     320,000
Shares vested during the year                                    36,000      36,000        --
Shares granted but unvested                                      72,000     108,000        --


The 144,000 stock options awarded in 2002 were all to one person at an exercise price of $1.50 per share.

The Company uses the intrinsic-value method of accounting for the Plan. Under this method, compensation cost is the excess, if any, of the quoted market price over the amount an employee must pay to acquire the stock at the date of the grant. The Company generally grants options with an exercise price equal to the market value of the common stock at the date of grant.

The Black-Scholes option price model was used to estimate the fair value as of the date of grant using the following assumptions:



                                                                         2002
                                                                     -----------
   Dividend yield                                                             0%
   Risk-free interest rates                                                4.35%
   Volatility                                                            163.00%
   Expected option term (years)                                            9.61
   Weighted-average fair value of options granted during the year    $     1.50

If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                                    2003            2002
                                               ------------    ------------

Net loss as reported                           $ (7,812,449)   $(11,087,747)

Stock based compensation expense under
the fair value based method, net of tax ($0)   $    (54,000)   $    (54,000)
Pro forma net loss                             $ (7,866,449)   $(11,141,747)
Net loss per share, as reported                $    (1.6586)   $    (3.9278)
Pro forma net loss per share                   $    (1.6701)   $    (3.9469)

Goodwill and Other Intangible Assets:

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their residual values, and all intangible assets be reviewed for impairment.

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

Impairment:

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

Earnings (Loss) per Share:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares, including stock options and warrants, are excluded from the computation since their effect, for all years presented, are anti-dilutive.

Revenue Recognition:

Sales are recognized when merchandise is delivered and accepted by the customer, net of estimated sales returns, discounts and allowances.

Advertising Cost:

Advertising costs are included in selling expense and are expensed in the period incurred. Such costs were $0 and $18,489 for 2003 and 2002. For 2001 $506,921 was included in discontinued operations.

Fair Value of Financial Instruments:

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

Recently Issued Accounting Standards:

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003, and is currently evaluating the effect that implementation of the new standard may have on its results of operations and financial position.

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

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FSAS No. 146 was effective for disposal activities initiated after December 31, 2002.

SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective after December 31, 2002.

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company believes it has no derivative instruments. SFAS No. 149 became effective for hedging arrangements entered into after June 30, 2003.

SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For public companies, SFAS No. 150 became effective after June 15, 2003. The Company believes that, at the present time, it has no instruments that fall within the scope of this pronouncement.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on the Company's net loss and net loss per share if it had been in effect during the year ended December 31, 2003. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

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

The acquisition of the Company was accounted for as a reverse acquisition and the Company was treated for accounting purposes as the acquiring entity. The historical financial statements of the Company became the historical financial statements of MCGI. Additional paid in capital was adjusted on May 22, 2001 as follows:

Common Stock - 2,169,467 shares at par value of $0.001     $   (2,169)
Common Stock prior to reverse acquisition - 40 shares            --
Vendor obligation assumed                                      (4,931)
                                                           ----------
Recapitalization to additional paid-in capital             $   (7,100)
                                                           ==========

NOTE D - EQUITY TRANSACTIONS

During 2003, the Company entered into various private placement transactions with individual investors and sold 2,372,034 shares of its common stock at per share prices ranging from $.25 to $1.25. No warrants were issued in 2003.

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

Shares issued for services (none in 2001)
                                                          Shares        Amount
                                                        ----------    ----------
During the first quarter of 2002 the Company
 purchased consulting  services                         $   12,000    $  120,000

During the second quarter of 2002 the Company
 paid rental expenses in the UK for a subsidiary        $   20,000    $  182,635

During the fourth quarter of 2002 the Company
 purchased services from six vendors                    $   73,600    $  143,823
                                                        ----------    ----------

                          Total for 2002                $  105,600    $  446,458
                                                        ==========    ==========

During 2003 the Company purchased various
 Services, primarily consulting services,
 from unrelated parties                                    427,100       294,475
                                                        ==========    ==========

During May of 2002, the Company entered into an agreement with an advisor for consulting services under which the Company agreed to issue 96,000 shares of Common Stock for services rendered. The Company originally recorded consulting expense of $736,000, representing the market value of the stock at the date of the agreement. Because the shares were not issued until May of 2003, the Company revalued the liability at the end of each quarter, based on the market value of the stock at those dates, as follows:

                       Per Share Value    Liability      Decrease
                       ---------------    ---------     ---------

September 2002            $    2.88       $ 276,000     $ 460,000
December 2002                  2.03         194,400        81,600
March 2003                      .95          91,200       103,200

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

At December 31, 2003, 9,498,105 shares of common stock were issued and outstanding. Since that date, the Company has issued an additional approximately 37 million shares in numerous private transactions (a) for cash, (b) upon conversion of debt, accounts payable or other liabilities, (c) for goods or services provided by vendors, strategic partners, professionals, consultants and employees and (d) in connection with the acquisition of assets. In each case the Company recorded capital surplus based upon the price of the Company's common stock at the time of issuance or agreement to issue, discounted in some cases due to restrictions on sale by recipients. The aggregate amount recorded was approximately $172 million, including the above described shares. During such periods the Company also issued warrants to purchase and aggregate of 495,525 shares of common stock at exercise prices ranging from $5.00 to $11.25 per share.

On May 19, 2003, the Company issued 96,000 shares of common stock in payment of the liability. The stock was valued at $.25 per share. The excess of the accrual over the value of the shares issues ($67,200) was credited to operations in 2003.

During the fourth quarter of 2003, certain shareholders and others converted $ 1,727,286 of notes payable into 3,471,514 shares of common stock. The Company recorded a loss of such conversion totaling $1,543,730. No warrants were issued in 2003.

During the first quarter of 2002, certain shareholders and others converted $922,723 of notes payable and amounts due shareholders into 92,272 shares of common Stock. For each share of common stock received, they also received a warrant representing the right to purchase one additional share of common stock at $18.75 per share. The warrants expired unexercised on December 31, 2003.

See NOTE - J RELATED PARTY TRANSACTIONS for a description of debt converted to common shares in 2003, 2002 and 2001.

See NOTE I - ACQUISITIONS for descriptions of equity transactions for the acquisition of COMWORXX and Tiger Telematics (UK) Ltd.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002, was as follows:

                                       2003         2002
                                       ----         ----

Vehicles                            $  226,826   $  188,837
Furniture, fixtures and equipment      191,723       48,359
                                    ----------   ----------
                                       418,549      237,196
Less accumulated depreciation           74,173         --
                                    ----------   ----------
                                    $  344,376   $  237,196
                                    ==========   ==========

Depreciation expense for the year ended December 31, 2003 amounted to $74,173.

Property and equipment reclassified to discontinued operations are described in NOTE L - DISCONTINUED OPERATIONS

NOTE F - INCOME TAX MATTERS

The Company has net operating loss carry forwards for United States Tax purposes as of December 31, 2003 for federal income tax purposes of approximately $23,000,000, expiring through 2023. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance of approximately $7,640,000. The Company also has undetermined losses that may be off set against future income in the UK, expiring in 2021, due to the sale of Tiger Ltd. Any future benefits to be realized from the losses is dependent upon the company earnings sufficient future taxable income in the UK during the periods that the losses off settable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits relating to the losses.

                                                2003           2002
                                            -----------    -----------
         Income Tax Benefit

         Tax provision at statutory rates   $ 2,600,000    $ 4,600,000
         State income taxes - net               240,000        420,000
         Effect of lower tax brackets           (13,000)       (13,000)
         Other                                 (227,000)      (407,000)
                                            -----------    -----------
                                              2,600,000      4,600,000
         Balance at beginning of year         5,040,000        440,000
                                            -----------    -----------

         Balance at end of year             $ 7,640,000    $ 5,040,000
                                            ===========    ===========

         Valuation  allowance               $ 7,640,000    $ 5,040,000
                                            ===========    ===========

NOTE G - OPERATING LEASES

The Company leases office space in Jacksonville, Florida and in London, England on a month-to-month basis. Rent expense for 2003 and 2002 was $173,213 and $295,779, respectively. This was after reclassification of $241,280 of flooring rental expenses to discontinued operations in 2002. Rent expenses for 2001 was $526,196, is included as discontinued operations.

NOTE H - NOTES PAYABLE

                                               2003         2002
                                               ----         ----
The notes are payable to a bank in
36 equal monthly installments, with
interest ranging from 10.4% to 11% and
are collateralized by two automobiles       $  160,883   $  175,736

Less amount due within one year                 37,140       30,602
                                            ----------   ----------

Long term portion of notes payable          $  123,743   $  145,134
                                            ==========   ==========

Principal payments for the next three years are as follows 2004 $37,140, 2005 $49,504 and 2006 $74,239.

Other notes payable in 2002 have been reclassified to discontinued operations. See NOTE L - DISCONTINUED OPERATIONS

NOTE I - ACQUISITIONS

Tiger Telematics (UK) Ltd. (Tiger Ltd)

On February 4, 2002, the Company purchased Eagle Eye Scandinavian Distribution Limited, an English private limited Company, and its name was changed to Tiger Telematics (UK) Ltd. The Company purchased all of the outstanding stock of Eagle Eye in exchange for 280,000 shares of the Company's common stock valued at $2,800,000. Tiger Telematics Ltd. was an early stage company engaged in the distribution of telematics products.

The 280,000 shares of stock issued were valued at $10.00 per share. This price is the same price as the private placement transactions with investors that were entered into from December 2001 through March 2002. The negative equity of Tiger Telematics Ltd. of $463,050 as of the acquisition date resulted in an excess of acquisition cost over tangible asset value of $3,263,050.

The excess of the acquisition price over the tangible asset valuation was allocated to intangible assets consisting of $2,800,000 to an order backlog of pending orders for product to be shipped over future periods and $463,050 to distribution rights to be amortized quarterly over the remaining life of the distribution agreement.

During the quarter ended September 30, 2002, the Company after determining that the value of the order book was impaired, wrote-off $1,000,000. The impairment was based on the failure to ship orders as originally projected and the change in Tiger Telematics Ltd.'s business model to derive its income from monthly revenue generated by its wireless telecom provider's partnership arrangements as opposed to generating revenue primarily from the sale of hardware. In the fourth quarter of 2002, the Company wrote off the remainder of the intangible asset of $2,147,288 (net of $115,762 of accumulated amortization).

In fourth quarter the Company sold the common stock of Tiger Telematics Ltd. to an unrelated third party. The agreement called for the transfer of certain assets and debt from Tiger Telematics Ltd. to Tiger Europe prior to closing. The transaction was done in exchange for a Royalty Agreement from the buyer and Tiger Telematics Ltd. to pay a percentage of sales over the next 10 years. Due to the uncertainty of the future payments, the Company placed a zero value on the agreement and did not record the future stream of payments on the balance sheet. The Company recorded a $ 248,009 gain of the sale representing the excess of liabilities over assets transferred to the buyer.

Comworxx, Inc.

On June 25, 2002, pursuant to a Purchase Agreement between the Company's wholly owned subsidiary, Tiger USA and Comworxx, Inc. ("Comworxx"), a private Florida Company, Tiger USA purchased all of the assets of Comworxx in exchange for 170,531 shares of the Company's common stock valued at $6.25 per share or $1,065,819.

The purchase agreement provided however, that if the price per share of Tiger common stock sold in the next equity financing raising gross proceeds of at least $3 million, is less than $25.00 per share, the assumed purchase price shall be reduced to the price per share in the next equity financing and provided further however, that if the new equity financing is not consummated by September 1, 2002 the assumed price shall be reduced to $.875. If the purchase price is reduced to less than $25.00 per share of Tiger common stock, Tiger will have to issue such additional shares as necessary so that the total number of shares of Tiger common stock issued pursuant to this provision, is equal to the quotient, rounded to the nearest whole number, of $4,263,266 divided by the final assumed purchase price. The maximum number of shares that would be issued under this formula would be 487,230. Accordingly, 316,700 shares were subject to this contingency.

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

In the third quarter of 2002, based on its evaluation, the Company took a further write-down of the remaining assets purchased of $407,000, effectively writing off its entire investment in the purchase agreement.

Assets (net of reserves) and liabilities acquired consisted of the following:

         Accounts receivable                          $     27,619
         Inventory                                         105,472
         Prepaid items                                       9,368
         Computer equipment                                280,629
         Security deposits                                  15,470
                                                      ------------
                                                           438,558

         Note payable                                        8,664
         Accounts payable                                  882,968
         Other accruals                                    216,554
                                                      ------------
                                                         1,108,186
         Excess of liabilities over assets            $    669,628
                                                      ============

Goodwill                                                 1,065,817
                                                      ------------
Total goodwill (all written off on June 30)           $  1,735,445
                                                      ============
Net assets written off in the third quarter of 2002   $    407,000
                                                      ============

The Company believes that the seller may have misrepresented the nature of the assets and the viability of the associated business at the time of the transaction. As a result the Company has retained legal counsel to advise it of its rights against the shareholders of the seller to recover certain sums or to rescind the entire transaction. As mentioned above, in June 2004 the Company issued 160,000 of the contingent shares in settlement of this matter.

Proforma information: The following proforma information reflects the net sales, net loss, and per share amounts for the year and three months ended December 31, 2002 and 2001 as if the Tiger Telematics, Ltd and Comworxx acquisitions had been completed on January 1, 2001:

                                                                  Year Ended
                                                                  ----------
                                                              2002            2001
                                                         ------------    ------------
Proforma net Sales                                       $    319,613    $       --
Proforma net loss                                        $(13,453,091)   $ (3,980,321)
Proforma basic and diluted net loss per common share     $    (4.6201)   $    (1.5096)
Weighted average shares outstanding -basic and diluted   $  2,911,298    $  2,636,630


See NOTE Q - SUBSEQUENT EVENTS for description of acquisitions and pending acquisitions for 2003.

NOTE J - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders are as follows:


                                              2003         2002
                                           ----------   ----------

       Stockholders without interest       $    9,191   $1,210,785
                                           ==========   ==========


During the third and fourth quarter of 2003, the Company, at the request of certain stockholder of Tiger Europe, Ltd., issued 148,000 shares at a rate of $.50 per share to reduce $75,000 of indebtedness owed by the Company to such stockholders and (ii) converted $1,400,000 of debt to a stockholders of to 2,800,000 shares of common stock at the rate of $.50 per share, the market price of the common stock as of the date that the agreements were entered into. The debt conversion involved certain officers and directors of the Company and or its Gizmondo subsidiary. In addition, during the fourth quarter the Company converted $226,730 of debt owed to another shareholder into 453,460 shares of common stock valued at $.50 per share and issued 800,000 shares in 2004 to such shareholder for services rendered to the Company. That person subsequently became an employee of a subsidiary of the Company in April 2004, as Head of Investor Relations

During 2002, notes payable and other amounts due stockholders amounting to $1,998,089 were converted to equity for 335,361 shares.

Total interest expense on stockholder debt was $10,000, $43,079 and $37,112 for years ended December 31, 2003, 2002 and 2001 respectively. The weighted average interest rate on amounts due to stockholders was 10% and 10.6% as of December 31, 2003 and 2002 respectively.

The Company owed an executive officer and director approximately $136,600 and $50,000 at December 31, 2003 and 2002, respectively, for back salary and reimbursable expenses incurred on behalf of the Company.

NOTE K - CONTINGENCIES

A shareholder of the Company borrowed some of the funds advanced to the Company (with funds going to the Tiger Ltd subsidiary) from a private investment bank, London International Mercantile Bank (LIM), based in London. The shareholder failed to repay the note when due and LIM made demand on the subsidiary, Tiger Telematics Ltd., to repay the funds since Tiger Telematics Ltd. was the beneficiary of the funds. The Company maintained that it was not responsible for that obligation and responded to the demand accordingly. Tiger Telematics Ltd. entered into a settlement agreement the Court approved as a Tomblin Order where the demand note payable to the shareholder was forgiven in exchange for the Company entering into an installment note for approximately $475,000, to be paid over time directly to LIM. The shareholder remained contingently obligated for the sum owed plus interest in event that the payment was not made timely by Tiger Telematics Ltd. The Company issued a limited guaranty for the obligation to LIM.

The settlement agreement called for monthly payments at a variable interest rate. Tiger Telematics Ltd. repaid approximately $80,000 prior to the sale of the business on December 17, 2002. Following the sale of Tiger Telematics Ltd., the Company was apprised that Tiger Telematics Ltd. was placed in liquidation insolvency under the laws of the United Kingdom for failure to make the payments required under this arrangement.

LIM made demand on the Company for approximately $450,000 under the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the original borrower of the funds. LIM also holds 140,000 shares of the Company's common stock and certain real estate provided by the original borrower as collateral. The Company has reserved an amount that it believes will cover any obligation that may arise.

On April 26, 2002, the Company entered into a Lease Agreement with Christian and Timbers UK Ltd (C&T) for office premises for its subsidiary for a term of five years. The Company paid the first year's rent by issuing 20,000 shares of common stock. The subsidiary subsequently defaulted on the lease arrangement. In the summer of 2003, C&T sued the Company pursuant to the Company's guarantee. In October 2003, the Company entered into a judgment stipulation for $300,000 to settle all obligations under the guarantee. The Company has issued shares of common stock to C&T, that it believes will satisfy the amount of the outstanding judgment.

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

The Company is considering filing a countersuit against both the plaintiff and Jordan Racing. The plaintiff filed a motion for summary judgment against the Company. The Court denied the plaintiff's motion and the Company was permitted to defend the lawsuit on the condition that it makes a substantial payment to be held by the Court. In January 2005, the Court reduced the amount of the payment and allowed the Company to deposit 70,000 shares of its stock in escrow to satisfy this requirement. Prior to commencement of the trial, the Company is to substitute $1.5 million in exchange for the escrowed shares. While the Company is unable to predict the outcome of this litigation, it intends to vigorously defend the plaintiff's claims.

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

In October 2004, Gizmondo Europe Ltd, (Gizmondo), a subsidiary of the Company signed a contract with SCi Entertainment Group Plc (SCi), a leading games publisher, under which Gizmondo has licensed the right to develop and publish twelve SCi products for the Gizmondo platform. The agreement covers both currently released titles as well as those in the pipeline, and establishes the structure for continuing collaboration between the two companies.

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


NOTE L - DISCONTINUED OPERATIONS

In June 2002 the Company entered into a plan to dispose of its flooring business and, as of June 30, 2002, accounted for the flooring segment as a discontinued segment. The Company has estimated that the net loss on the discontinued operations from June 30, 2002 through the date of sale, August 9, 2002 to be $35,000, and the estimated gain on sale and included that amount in the liabilities of the discontinued segment.

On August 9, 2002, the Company sold its flooring business to a purchasing group headed up by a former officer of the Company. The Company sold assets aggregating $1,152,698, in consideration for the assumption by the buyer of liabilities totaling $1,243,135. The Company will remain contingently liable on the liabilities until such time as the buyers pay them off. In addition, the buyer has assumed operating leases described above. In April 2003, the buyer of the flooring assets filed a Chapter 11 bankruptcy proceeding and was liquidated as of April 30, 2003. As of December 31, 2002, the Company has made a provision for loss of approximately $1,153,000.

Revenue included in loss from discontinued operations amounted to $2,163,158 and $3,777,000 for the years ended December 31, 2002 and 2001.


A summary of the liabilities the Company may be obligated to pay, as of December 31, 2003 and 2002 is as follows:

                                                    2003         2002
                                                 ----------   ----------

Liabilities - Leases and various payables and accruals related to failure of Floor Decor, and other dispositions

                  Total Liabilities              $1,168,244   $1,152,713
                                                 ==========   ==========

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

NOTE N - PREPAYMENTS

Prepayment consists of the following:
                                                  December 31,
                                            -----------------------

                                               2003         2002
                                            ----------   ----------
Prepaid expenses at are as follows:
         Rent                               $   45,383   $  117,080

         Insurance                                --         12,124
                                            ----------   ----------

                          TOTAL             $   45,383   $  129,204
                                            ==========   ==========

NOTE O - ACCRUED EXPENSES

Accrued expenses consists of the following:                    December 31,
                                                         -----------------------

                                                            2003         2002
                                                         ----------   ----------

Payroll and related taxes                                $  150,054   $   40,832
Consulting                                                  302,100      194,000

Amounts accrued related to acquisitions, bankruptcy
 of acquiring companies and rent and advisor fees
 related to events described in NOTE K - CONTINGENCIES    1,297,851    1,726,812
                                                         ----------   ----------

                                                         $1,750,005   $1,916,644
                                                         ==========   ==========

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

As a result the Company paid $1,113,000 in cash and issued 497,866 shares of its restricted common stock on November 3, 2004. The shares were valued at $14.06 per share pursuant to the terms of the agreement ($7,000,000), which was the average closing price in the 14 days prior to closing. For financial statement purposes, the company recorded approximately $850,000 in goodwill to reflect the excess purchase price over tangible assets acquired.

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

The transaction has not closed. When approved, the Company will issue 625,250 shares at closing and escrow 2,794,785 shares for payouts over two years, based on an earn out formula. The maximum number of shares to be issued under the two year payout is 1,984,469 and under the earn-out is 3,420,035.

NOTE R - QUARTERLY DATA (UNAUDITED)
(In thousands except for per share amounts)

                                   Year ended December 31, 2003
                                   ----------------------------

                          Fourth        Third       Second        First
                          Quarter      Quarter      Quarter      Quarter
                         ---------    ---------    ---------    ---------
Net sales                $      17    $    --      $      (9)   $       1
Cost of goods sold              20           (9)           1            3
                         ---------    ---------    ---------    ---------
Gross profit (loss)             (3)          (9)         (10)          (2)

Selling, general and
  Administrative             4,873        1,142          407          545
Other income (expense)         242         (287)          52          (32)
                         ---------    ---------    ---------    ---------

Net loss                 $  (4,634)   $  (1,438)   $    (365)   $    (579)
                         =========    =========    =========    =========

Net loss per share       $ (1.0571)   $ (0.4004)   $ (0.1088)   $ (0.1773)
                         =========    =========    =========    =========

                                   Year ended December 31, 2002
                                   ----------------------------

                          Fourth        Third       Second        First
                          Quarter      Quarter      Quarter      Quarter
                         ---------    ---------    ---------    ---------

Net sales                $     130    $     152    $       1    $       1
Cost of goods sold             117          223           42            3
                         ---------    ---------    ---------    ---------
Gross profit (loss)             13          (71)         (41)          (2)


Selling, general and
  Administrative             1,256        1,410        2,149          954
Other income (expense)        (521)      (1,027)      (3,288)         (28)
                         ---------    ---------    ---------    ---------

Loss from continuing
  Operations                (1,764)      (2,508)      (5,478)        (984)
Loss from discontinued
  Operations                  --           --           (164)        (189)
                         ---------    ---------    ---------    ---------

Net loss                    (1,764)      (2,508)      (5,642)      (1,173)
                         =========    =========    =========    =========

Net loss per share       $ (0.6249)   $ (0.8885)   $ (1.9986)   $ (0.4155)
                         =========    =========    =========    =========