Form 10-Q
period 2004-03-31
TIGER TELEMATICS INC
filed 2005-05-19
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      13-4051167
   (State or other jurisdiction of                         (IRS Employer
    Incorporation or organization)                     Identification Number)

 10201 Centurion Parkway North Ste. 600                         32256
         Jacksonville, FL
(Address of principal executive offices)                     (Zip Code)

                                 (904) 279-9240
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No X
                                        ---    ---

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes     No X
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
Class                                                 May 4, 2005
----------------------                                -----------------
Common Stock, Par                                         54,600,000
Value $0.001 per share

                                    CONTENTS

                                                                            Page
                                                                            ----

Part I

Item 1.   Financial Statements
     Condensed Consolidated Balance Sheets                                  F-2
     Condensed Consolidated Statements of Operations                        F-3
     Condensed Consolidated Statement of Stockholders' Deficiency           F-4
     Condensed Consolidated Statements of Cash Flows                        F-5

     Notes to Condensed Consolidated Financial Statements                   F-6

Item 2.   Management's discussion and analysis of financial condition
              and results of operations                                    F-12

Part II   Tiger Telematics, Inc. Other Information

Item 1.   Legal Proceedings                                                F-17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      F-18

Item 3.   Defaults Upon Senior Securities                                  F-18

Item 4.   Submission of Matters to a Vote of Security Holders              F-18

Item 5.   Other Information                                                F-18

Item 6.   Exhibits                                                         F-18


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2004 and December 31, 2003

                                                                         March 31,     December 31,
                                                                           2004            2003
                                                                       ------------    ------------
                                                                         Unaudited
ASSETS
Current Assets
       Cash                                                            $     45,109    $      8,959
       Other receivables                                                    597,589           2,104
       Inventories                                                           35,570          35,570
       Advances to employees                                              1,151,359            --
       Prepaid expenses                                                      97,147          45,383
                                                                       ------------    ------------

                      Total current assets                                1,926,774          92,016

Property and Equipment, net                                                 368,852         344,376
                                                                       ------------    ------------

                      Total assets                                     $  2,295,626    $    436,392
                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
       Accounts payable                                                   4,960,461       3,667,646
       Amount due stockholders                                                 --             9,191
       Notes payable - Current portion                                       39,000          37,140
       Accrued expenses                                                   2,694,970       1,750,005
       Deposits on common stock                                           4,356,030       2,247,891
       Liabilities of discontinued operations                             1,144,480       1,168,243
                                                                       ------------    ------------

                      Total current liabilities                          13,194,941       8,880,116

Notes payable after one year                                                112,354         123,743
                                                                       ------------    ------------

                      Total liabilities                                  13,307,295       9,003,859
                                                                       ------------    ------------
Stockholders' Deficiency
       Common stock - 0.001 par value
       authorized 500,000,000 and 250,000,000 shares
       in 2004 and 2003 respectively.  Issued and outstanding
       12,289,077 and 9,498,105 in 2004 and 2003 respectively                12,289           9,498
       Additional paid-in-capital                                        16,407,147      13,051,547
       Accumulated other comprehensive loss                                (798,200)       (763,732)
       Accumulated deficit                                              (26,632,905)    (20,864,780)
                                                                       ------------    ------------

                      Stockholders' deficiency                          (11,011,669)     (8,567,467)
                                                                       ------------    ------------

                      Total liabilities and Stockholders' deficiency   $  2,295,626    $    436,392
                                                                       ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2004 and 2003
                                    Unaudited


                                                              2004            2003
                                                          ------------    ------------
Net sales                                                 $       --      $      1,050
Cost of goods sold                                                --             3,288
                                                          ------------    ------------

                Gross Loss                                        --            (2,238)
                                                          ------------    ------------

Operating expenses
          Selling expense                                      839,565          40,102
          General and administrative                         4,890,268         455,488
                                                          ------------    ------------

                Total Operating Expenses                     5,729,833         495,590
                                                          ------------    ------------

                Operating Loss                              (5,729,833)       (497,828)
                                                          ------------    ------------

Other income (expense)

          Other expense                                           --           (20,856)
          Interest expense                                     (38,292)        (10,760)
                                                          ------------    ------------
                                                               (38,292)        (31,616)
                                                          ------------    ------------

                            Net Loss                      $ (5,768,125)   $   (529,444)
                                                          ============    ============


          Net loss per common share (basic and diluted)   $       (.52)   $       (.16)
                                                          ============    ============

          Weighted average shares outstanding
          (basic and diluted)                               11,196,382       3,267,404
                                                          ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    For the three months ended March 31, 2004
                                    Unaudited

                                                                                  Accumulated
                                                                  Additional        Other                           Total
                                           Common Stock             Paid-in      Comprehensive    Accumulated    Stockholders'
                                      Shares         Amount         Capital          Loss           Deficit       Deficiency
                                   ------------   ------------   ------------    ------------    ------------    ------------
Balance (deficiency)
         December 31, 2003            9,498,105   $      9,498   $ 13,051,547    $   (763,732)   $(20,864,780)   $ (8,567,467)
                                   ------------   ------------   ------------    ------------    ------------    ------------
Issuance of common stock:
     Private placement                2,296,972          2,297      2,920,736            --              --         2,923,033
     Conversion of notes payable
     and amounts due
     Stockholders                        65,000             65         54,935            --              --            55,000
     Services                           429,000            429        379,929            --              --           380,358

Net Loss                                   --             --             --        (5,768,125)     (5,768,125)     (5,768,125)

Other comprehensive loss-foreign
     currency translation
     adjustment                            --             --             --           (34,468)           --           (34,468)
                                                                                 ------------
   Total comprehensive loss                --             --             --        (5,802,593)           --              --
                                                                                 ============

Balance (deficiency) March 31,     ------------   ------------   ------------    ------------    ------------    ------------
     2004                            12,289,077   $     12,289   $ 16,407,147    $   (798,200)   $(26,632,905)   $(11,011,669)
                                   ============   ============   ============    ============    ============    ============





                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
                                    Unaudited
                                                                                 2004           2003
                                                                             -----------    -----------
Cash Flows for Operating Activities:
           Loss from continuing operations                                   $(5,768,125)   $  (529,444)
           Other comprehensive loss                                              (34,468)      (116,255)
           Adjustments to reconcile net loss from continuing
              operations to net cash used in operating activities:
                 Depreciation                                                     32,688         16,973
                 Expenses paid with common stock                                 380,358         93,100
           Changes in assets and liabilities:
                    (Increase) in accounts receivable - other                   (595,485)          --
                    (Increase) in advances to related parties                 (1,151,359)          --
                    Increase in accounts payable                               1,292,815        392,488
                    Increase in accrued expenses                                 944,965        698,289
                    (Decrease) in liabilities of discontinued operations            --         (656,640)
                    Other - net                                                  (75,527)       336,932
                                                                             -----------    -----------

                 Net cash provided by (used in) operating activities          (4,974,138)       235,443
                                                                             -----------    -----------

Cash Flows From Investing Activities:
                    Purchase of property and equipment                           (57,164)       (18,785)
                                                                             -----------    -----------
                                     Net cash used in investing activities       (57,164)       (18,785)
                                                                             -----------    -----------

Cash Flows From Financing Activities:
                    Issuance of common stock and warrants                      2,923,033           --
                    Deposits on common stock                                   2,108,139           --
                    Loans and advances from stockholders                          55,000           --
                    Repayment to stockholders                                     (9,191)      (202,413)
                    Payments on notes payable                                     (9,529)        (9,981)
                                                                             -----------    -----------
                                       Cash provided by financing activity     5,067,452       (212,394)
                                                                             -----------    -----------

                                                        Net change in cash        36,150          4,264
Cash:
              Beginning of period                                                  8,959           --
                                                                             -----------    -----------
              End of period                                                  $    45,109    $     4,264
                                                                             ===========    ===========
Supplemental disclosure of Cash Flow Information:
              Cash paid for interest                                         $     4,719    $    10,760
                                                                             ===========    ===========
Supplemental Disclosure of Non-cash Investing and
              Operating Activities:
                    Stock issued for operating expenses                      $   380,358    $    93,100
                                                                             ===========    ===========
              Financing Activities:
                    Conversion of stockholder debt to common stock           $    55,000    $      --
                                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of March 31, 2004 and the three months ended March 31, 2004 and March 31, 2003 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the years ended December 31, 2003 and 2002.

The consolidated financial statements include the accounts of Tiger Telematics, Inc. (Company), the public held parent company, Tiger Telematics, USA, Inc. (Tiger USA), a near dormant subsidiary and Tiger Telematics Europe, Ltd. (Tiger Europe). The Company started Tiger Europe (now named Gizmondo Europe Ltd.) in December 2002 and a related entity Childtracker Ltd. (a development entity) that existed as a part of Tiger Europe's focus on developing new telematics products including next generation fleet telematic products, the child tracker products and the handheld multi-entertainment gaming device now called Gizmondo.

The financial statements for the three months ended March 31, 2003, were not reviewed by the Company's independent certified public accountant. However, the financial statements for the year ended December 31, 2003, were audited by the Company's independent certified public accountants. The Company's management believes that a review by the Company's independent certified public accounts of the financial statements for the three months ended March 31, 2003, would not result in any material change to these financial statements. See Note J to the financial statements - Restatement of 2003 Financial Statements.

Liquidity:

The Company has sustained net losses over the past three years and at March 31, 2004 had a net working capital deficit of $11,268,167.

Management sold off its unprofitable flooring business and is pursuing its telematics business. The Company anticipates issuing equity securities to meet working capital requirements and to fund development costs incurred in connection with developing telematics related products that the Company believes will enhance its operations.

Description of the Business:

The Company and its wholly owned  subsidiaries  are  principally  engaged in the
business  of   developing   and  marketing   the  Gizmondo   wireless   handheld
multi-entertainment gaming device.

The Company started Gizmondo Europe, Ltd. in late 2002 to focus on developing new telematics products including next generation fleet telematics products, the Gizmondo electronic game product, and to focus on marketing principally in the UK.

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

Segment Information:

The  Company  focuses  all of its  business  in one  segment,  the  development,
production,  and  sale  of  the  handheld   multi-entertainment  gaming  device,
Gizmondo.

NOTE B - ADVANCES TO EMPLOYEES AND OTHER RECEIVABLES

The advances are due from employees of subsidiaries of the Company and are due on demand, without interest. The amounts were repaid in the third quarter of 2004.

Other receivables are amounts due from vendors and VAT tax recoverable from government agencies.

NOTE C - EQUITY TRANSACTIONS

Debt due shareholders aggregating approximately $55,000 was retired in exchange for shares of restricted common stock valued at $.50 to $1.00 per share.

The Company issued shares of restricted common stock in payment of services, principally consulting, provided from unrelated vendors. The shares issued were valued at $.50 to $2.03 per share.

During the first quarter of 2004, 2,296,972 shares of restricted common stock were sold primarily for $.50 to $1.50 per share. Included in that amount in an isolated case the Company sold, 36,000 shares of restricted common stock for $3.50 per share.

During the year ended December 31, 2004, the Company issued approximately 26,808,502 shares of restricted common stock, including the first quarter shares shown above, as follows:

                                                        Shares       Dollars
                                                     -----------   -----------

Private placement                                     12,726,172   $55,496,479
Conversion of debt to equity                              70,000   $    92,500
Acquisition of subsidiaries in subsequent quarters     1,537,866   $15,059,996
Payment for services                                  12,474,464   $22,464,350
                                                     -----------   -----------
                                    Total             26,808,502   $93,113,325
                                                     ===========   ===========

Shares issued during the first quarter of 2005        16,928,664
                                                     ===========
Shares issued and outstanding at March 31, 2005       53,235,271
                                                     ===========

NOTE D- REVERSE STOCK SPLIT AND INCREASE IN AUTHORIZED SHARES

In July 2004, the Company's shareholders approved a 1 for 25 reverse stock split. The number of authorized shares of common stock and par value were unchanged. All common stock amounts have been adjusted to reflect this change for all periods presented.

In May 2003, the Company's shareholders approved an increase in the number of authorized shares of common stock from 100 million shares to 250 million shares. In January 2004, the authorized shares of common stock were increased to 500 million shares.

NOTE E - STOCK BASED COMPENSATION

The Company uses the intrinsic-value method of accounting for stock based compensation. Under this method, compensation cost is the excess, if any, of the quoted market price over the amount an employee must pay to acquire the stock at the date of the grant. The Company generally grants options with an exercise price equal to the market value of the common stock at the date of grant.

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


If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                                  Three Months Ended   Three Months Ended
                                                    March 31, 2004       March 31, 2003
                                                    --------------       --------------
     Net loss as reported                           $   (5,768,125)      $     (529,444)
     Stock based compensation expense under the
     fair value based method, net of tax ($0)       $      (13,500)      $      (13,500)
                                                    --------------       --------------
     Pro forma net loss                             $   (5,781,625)      $     (542,944)
                                                    ==============       ==============
     Basic and diluted net loss per share, as
     reported                                       $        (0.52)      $        (0.16)
                                                    ==============       ==============
     Pro forma basic and diluted net loss per
     share                                          $        (0.52)      $        (0.17)
                                                    ==============       ==============


NOTE F - RELATED PARTY TRANSACTIONS

Included in accrued expenses are amounts owed an executive officer and director of $78,964 and $136,571 at March 31, 2004 and December 31, 2003, respectively, for back salary and reimbursable expenses incurred on behalf of the Company.

NOTE G - INVENTORY

Inventories are stated at the lower of cost (specific identification basis) or market, and consist of electronic components.

NOTE H - CONTINGENCIES

A shareholder of the Company borrowed some of the funds advanced to the Company (with funds going to Tiger Telematics, Ltd. (Tiger Ltd), a former subsidiary of the Company) from a private investment bank, London International Mercantile Bank (LIM), based in London. The shareholder failed to repay the note when due and LIM made demand on Tiger Ltd to repay the funds. The Company maintained that it was not responsible for that obligation and responded to the demand accordingly. Tiger Ltd entered into a settlement agreement the Court approved as a Tomblin Order where the demand note payable to the shareholder was forgiven in exchange for the Company entering into an installment note for approximately $475,000, to be paid over time directly to LIM. The shareholder remained contingently obligated for the sum owed plus interest in event that the payment was not made timely by Tiger Ltd. The Company issued a limited guaranty for the obligation to LIM.

The settlement agreement called for monthly payments at a variable interest rate. Tiger Ltd repaid approximately $80,000 prior to the sale of the business on December 17, 2002. Following the sale of Tiger Ltd, the Company was apprised that Tiger Ltd was placed in liquidation insolvency under the laws of the United Kingdom for failure to make the payments required under this arrangement.

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

In January 2005, the Company filed a lawsuit against a former investment advisor of the Company, based on a breach of the agreement between the advisor and the Company. As payment for investment advisory services, the Company originally issued 40,000 (1,000,000 pre reverse split) shares of common stock in 2002 and 2003. The advisor subsequently alleged in December 2004 that the Company owed him an additional 960,000 shares of common stock to maintain his ownership in the Company at 1,000,000 shares. The Company is seeking a declaratory judgment from the court that it is not required to issue additional shares to the advisor, as well as damages, fees and costs as a result of the advisor's breach including the return of the previously issued shares. The advisor has filed counterclaims for the additional shares, damages, fees and costs. In April 2005, the Company and the advisor agreed to settle all claims, with the Company issuing an additional 60,000 shares of common stock to the advisor.

In October 2004, Gizmondo Europe Ltd. (Gizmondo), a subsidiary of the Company signed a contract with SCi Entertainment Group Plc (SCi), a games publisher, under which Gizmondo has licensed the right to develop and publish twelve SCi products for the Gizmondo platform. The agreement covers both currently released titles as well as those in the pipeline, and establishes the structure for continuing collaboration between the two companies.

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

NOTE I - WARRANTS

No warrants were outstanding at March 31, 2004.

NOTE J - RESTATEMENT OF 2003 FINANCIAL STATEMENTS:

The net loss for the quarter ended March 31, 2003 has been restated by $49,661 from $(579,105) to $(529,444) to reflect the effect of audit adjustments made during the 2002 audit that was completed subsequent to the date these financial statements were originally issued and the effect of reclassifying foreign currency exchange losses from operations to Accumulated Other Comprehensive Loss.

NOTE K - SUBSEQUENT EVENTS

Warthog Plc

The Company executed an Asset Purchase Agreement dated November 3, 2004 and closed the transaction on that date, for the acquisition of Warthog Plc's subsidiaries, intellectual property and assets, in a move to further expand the Company's games development agenda and management infrastructure. Within two days of closing, the Company injected approximately $1.3 million into the Warthog subsidiaries for working capital purposes.

As a result the Company paid $1,113,000 in cash and issued 497,866 shares of its restricted common stock on November 3, 2004.

ISIS Models, Ltd.

In May 2004, Gizmondo Europe, Ltd. acquired a seventy-five percent (75%) interest in ISIS Models Ltd. by issuing 40,000 shares of the Company's restricted common stock. For financial statement purposes, the Company recorded approximately $260,000 of goodwill to reflect the excess of purchase price over net assets acquired.

Indie Studios

On August 2, 2004, Gizmondo Europe, Ltd. closed the purchase of Indie Studios on a transaction agreed to pursuant to a Purchase Agreement dated May 20, 2004 for one million shares of the Company's restricted common stock. There are 600,000 contingent shares reserved. For financial statement purposes, the Company recorded approximately $2.5 million of goodwill to reflect the excess of purchase price over net assets acquired.

Integra SP

The Company executed a share Purchase Agreement dated October 29, 2004 to buy the shares of Integra SP (Integra), which owns several UK subsidiaries that provide software for process management and integration of real-time systems. Integra's domain expertise and Altio product set enable businesses to provide integration to various financial services institutions supporting a wide range of formats and protocols. For the fiscal year ended June 30, 2004, Integra had unaudited revenues of $4.1 million.

The transaction has not closed. When approved, the Company will issue 625,250 shares at closing and escrow 2,794,785 shares for payouts over two years, based on an earn out formula. The maximum number of shares to be issued under the two year payout is 1,984,469 and under the earn out is 3,420,035.

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

General Overview

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

The Company started Tiger Telematics Europe, Ltd. (now known as Gizmondo Europe, Ltd.) in late 2002 to focus on developing new telematics products including next generation fleet telematics products and to focus on marketing principally in the UK.

Since early 2003, the Company has been developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and expects to launch the full scale production of Gizmondo in 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Three months-ended March 31, 2004 compared to the three months ended March 31, 2003

Below is a summary of the results of the Company for the three months ended March 31, 2004.

Net Sales: The Company's net sales were $0 in the first three months of 2004 compared to virtually zero in 2003 although the Company was closer to the release of its Gizmondo device then it was in 2003. In both comparable quarters the Company has focused its full attention to the development of the Gizmondo device and was not actively selling its GPS Telematics products in either period.

Gross Profits: Gross profits were $0 for the first three months of 2004 compared to $(2,238) or virtually zero for the for the first three months of 2003. The Company expended funds in the first three months of each period on the Gizmondo development.

Selling Expenses: Selling and marketing expenses for the first three months of 2004 were $839,565 compared with $40,102 for the same time period in 2003. Most of the increase can be attributed to moving towards preliminary marketing and market research related to the Gizmondo product. Testing of the market size and potential market and buyer profile for the Gizmondo was a focus of expenditures during the 2004 time period.

General and Administrative Expenses: General and administrative expenses for the first three months of 2004 were $4,890,268 compared to $455,488 or up approximately over $4,400,000. This increase came primarily from expenses the research and development costs associated with the Gizmondo. The Company incurred $2,599,539 in development costs directly attributable to the Gizmondo. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition salaries rose to $750,046 as the Company increased staff during the product development phase. The Company also incurred $883,298 of legal accounting and consulting costs in the first quarter of 2004 as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. The Company anticipates a significant increase in its general and administrative expenses in future quarterly periods as part of its product development strategy.

Other Expenses: Other expenses for the first three months of 2004 were $(38,292) as compared to $(31,616) for the first three months of 2003. Other expenses consisted of interest expense of $38,292 on loans in 2004 as compared to $10,760 and currency translation adjustments of $20,856. Interest in 2004 was higher than the same period in 2003 as the European Gizmondo operations had higher purchase costs.

Net Loss: The Company reported an operating loss of $5,768,125 in the first quarter of 2004 compared to $529,444 for the same time period in 2003. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss. Management does anticipate that its losses in future quarters will grow materially as it expenses development cost for its new gaming device Gizmondo.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In 2002, 2003 and early 2004, the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties and through the issuance of shares of common stock. Without such equity funding the Company would not have been able to sustain operations. In the three months ended March 31, 2004, the Company's working capital position deteriorated. This was primarily the result of an increase in current assets, consisting of an increase in other receivables of $595,485, and advances to employees of $1,151,359. In addition, there was an increase in current liabilities consisting of an increase in accounts payable of $1,292,815, accrued expenses of $944,966 and deposits on common stock of $2,108,138. The Company raised $5,031,171 in the first quarter of 2004 from the issuance of common stock and additional deposits on common stock.

The Company does not have any bank loans or lending facilities. The Company has obtained loans from stockholders and raised additional financing through private placements of shares of common stock principally from accredited foreign investors. See also Note C to the financial statements - Equity Transactions. The Company continued to issue shares of its common stock in 2004 and in early 2005 to retire certain obligations due for payment.

The Company incurred losses in 2002 and in 2003 of $11,087,747 and $7,812,449 respectively. The Company recorded a loss in first quarter of 2004 of $5,768,125. In 2004 the losses where generated primarily from the costs of developing the Gizmondo. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and primarily from the sale of common stock and warrants through private placement and other share subscription agreement transactions as detailed in Note C of the financial statements - Equity Transactions.

The Company successfully raised funds to maintain operations, fund acquisitions and to retire obligations and obtain services. During the remainder of 2004 and the first quarter of 2005, the Company raised over $50 million. This funding has allowed the Company to maintain its business and to continue the development and launch of its Gizmondo product line.

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

                                     PART II
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION

Item 1.         Legal Proceedings

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

In January 2005, the Company filed a lawsuit in the Circuit Court in and for the County of Duval, Florida against D. Weckstein and Company and Donald E. Weckstein, a former investment advisor to the Company, for breach of the Company's agreement with the advisor. As payment for investment advisory services to be rendered under the five year agreement, the Company originally issued 40,000 (1,000,000 pre reverse split) shares of common stock in 2002. The advisor subsequently alleged in December 2004 that as a result of the Company's stock split in July 2004, the Company owed him an additional 960,000 shares of common stock to maintain his ownership in the Company at 1,000,000 shares. The Company is seeking a declaratory judgment from the Court that it is not required to issue any additional shares to the advisor, as well as damages, fees and costs as a result of the advisor's breach, including the return of the previously issued shares. The advisor has filed counterclaims for the additional shares, damages, fees and costs. In April 2005, the Company and the advisor agreed to settle all claims, with the Company issuing an additional 60,000 shares of common stock to the advisor.

On March 22, 2005, the Board of Regents of the University of Texas System filed an action against the Company and one of its subsidiaries, Gizmondo Europe, Ltd. in the United States District Court for the Western District of Texas, Austin Division, alleging that predictive text software used in the Company's Gizmondo gaming device infringes a patent held by the Board of Regents. The Company believes that its software does not infringe the Board of Regents' patent. The

Company licenses this software from another company, which under the license agreement has indemnified the Company for infringement claims. The Company and its licensor intend to vigorously defend the infringement claims against the Company and Gizmondo Europe, Ltd.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2004, the Company sold 2,296,972 shares of restricted common stock for an aggregate sum of $2,923,033. The shares were sold primarily for $.50 to $1.50 per share. Included in that amount, in an isolated case the Company sold 36,000 shares of restricted common stock for $3.50 per share.

The Company negotiated the purchase price for the sale of restricted common stock, based upon the market price of the securities at the time of the negotiation and with an appropriate discount for the restrictions on resale. The restricted common stock was issued to sophisticated, accredited foreign investors or foreign corporations in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each investor had access to financial information available in public markets and was given the opportunity to review the Company's books, records and other information that they requested.

Item 3.         Defaults Upon Senior Securities

Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.         Other Information

Not Applicable.

Item 6.         Exhibits

Exhibit 31  Rule 13a-14(a).
Exhibit 32  Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



May 18, 2005                                 TIGER TELEMATICS, INC.


                                             /S/ Michael W. Carrender
                                             ------------------------
                                             Michael W. Carrender
                                             Chief Executive Officer, Director
                                             and Chief Financial Officer