Form 10-Q
period 2004-06-30
TIGER TELEMATICS INC
filed 2005-06-03
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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
Value $0.001 per share

                                    CONTENTS

                                                                           Page
                                                                           ----
Part I

Item 1.    Financial Statements
     Condensed Consolidated Balance Sheets                                 F-2
     Condensed Consolidated Statements of Operations                       F-3
     Condensed Consolidated Statement of Stockholders' Deficiency          F-5
     Condensed Consolidated Statements of Cash Flows                       F-6

     Notes to Condensed Consolidated Financial Statements                  F-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       F-15

Part II    Tiger Telematics, Inc. Other Information

Item 1.    Legal Proceedings                                               F-20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     F-21

Item 3.    Defaults Upon Senior Securities                                 F-21

Item 4.    Submission of Matters to a Vote of Security Holders             F-21

Item 5.    Other Information                                               F-21

Item 6.    Exhibits                                                        F-21


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                                                                         June 30,      December 31,
                                                                           2004            2003
                                                                       ------------    ------------
                                                                         Unaudited
ASSETS
Current Assets
       Cash                                                            $  1,831,175    $      8,959
       Accounts receivable                                                  348,685           2,104
       Inventories                                                           35,570          35,570
       Advances to employees and stockholders and other receivables       2,720,253            --
       Prepaid expenses                                                       4,780          45,383
                                                                       ------------    ------------

                      Total current assets                                4,940,463          92,016

Property and Equipment, net                                                 368,067         344,376

Other assets:

       Goodwill                                                             260,122            --
                                                                       ------------    ------------

                      Total assets                                     $  5,568,652    $    436,392
                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
       Accounts payable                                                $  9,864,237    $  3,667,646
       Amount due employees and stockholders                              1,406,336           9,191
       Notes payable - Current portion                                       41,000          37,140
       Accrued expenses                                                   3,107,373       1,750,005
       Deposits on common stock                                           9,404,090       2,247,891
       Liabilities of discontinued operations                             1,144,480       1,168,243
                                                                       ------------    ------------

                      Total current liabilities                          24,967,516       8,880,116

Notes payable after one year                                                 98,104         123,743
                                                                       ------------    ------------

                      Total liabilities                                  25,065,620       9,003,859
                                                                       ------------    ------------
Stockholders' Deficiency
       Common stock - 0.001 par value
       authorized 500,000,000 and 250,000,000 shares
       in 2004 and 2003 respectively.  Issued and outstanding
       17,475,393 and 9,498,105 in 2004 and 2003 respectively                17,475           9,498
       Additional paid-in-capital                                        27,595,208      13,051,547

       Accumulated other comprehensive loss                                (779,993)       (763,732)

       Accumulated deficit                                              (46,329,658)    (20,864,780)
                                                                       ------------    ------------


                      Stockholders' deficiency                          (19,496,968)     (8,567,467)
                                                                       ------------    ------------

                      Total liabilities and stockholders' deficiency   $  5,568,652    $    436,392
                                                                       ============    ============

                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2004 and 2003
                                    Unaudited


                                                              2004            2003
                                                          ------------    ------------

Net sales                                                 $    183,829    $     (9,297)
Cost of goods sold                                             149,214           1,013
                                                          ------------    ------------

                Gross Profit (Loss)                             34,615         (10,310)
                                                          ------------    ------------

Operating expenses
          Selling expense                                    1,182,363          18,659
          General and administrative                        18,548,053         341,192
                                                          ------------    ------------

                Total Operating Expenses                    19,730,416         359,851
                                                          ------------    ------------


                Operating Loss                             (19,695,801)       (370,161)
                                                          ------------    ------------

Other income (expense)
          Other expense                                         14,996            --
          Interest expense                                     (15,948)        (13,618)
                                                          ------------    ------------
                                                                  (952)        (13,618)
                                                          ------------    ------------


                            Net Loss                      $(19,696,753)   $   (383,779)
                                                          ============    ============


          Net loss per common share (basic and diluted)   $      (1.21)   $      (0.11)
                                                          ============    ============

          Weighted average shares outstanding
          (basic and diluted)                               16,227,321       3,484,472
                                                          ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2004 and 2003
                                    Unaudited


                                                              2004            2003
                                                          ------------    ------------

Net sales                                                 $    183,829    $     (8,247)
Cost of goods sold                                             149,214           4,301
                                                          ------------    ------------

                Gross Profit (Loss)                             34,615         (12,548)
                                                          ------------    ------------

Operating expenses
          Selling expense                                    2,021,928          58,761
          General and administrative                        23,438,321         779,346
                                                          ------------    ------------

                Total Operating Expenses                    25,460,249         838,107
                                                          ------------    ------------


                Operating Loss                             (25,425,634)       (850,655)
                                                          ------------    ------------

Other income (expense)
          Other income (expense)                                14,996         (38,190)
          Interest expense                                     (54,240)        (24,379)
                                                          ------------    ------------
                                                               (39,244)        (62,569)
                                                          ------------    ------------


                            Net Loss                      $(25,464,878)   $   (913,224)
                                                          ============    ============


          Net loss per common share (basic and diluted)   $      (1.86)   $      (0.27)
                                                          ============    ============

          Weighted average shares outstanding
          (basic and diluted)                               13,725,749       3,376,537
                                                          ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     For the six months ended June 30, 2004
                                    Unaudited

                                                                                 Accumulated
                                                                 Additional         Other                          Total
                                        Common Stock               Paid-in      Comprehensive    Accumulated    Stockholders'
                                   Shares          Amount          Capital          Loss           Deficit       Deficiency
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance (deficiency)
         December 31, 2003         9,498,105    $      9,498    $ 13,051,547    $   (763,732)   $(20,864,780)   $ (8,567,467)

Issuance of common stock:
     Private placement             2,296,972           2,297       2,920,736            --              --         2,923,033
     Conversion of notes
     payable and amounts due
     Stockholders                     65,000              65          54,935            --              --            55,000
     Services                        429,000             429         379,929            --              --           380,358
Net loss                                --              --              --        (5,768,125)     (5,768,125)     (5,768,125)
Other comprehensive
     loss-foreign currency
     translation adjustment                                                          (34,468)                        (34,468)
                                                                                ------------
   Total comprehensive loss                                                       (5,802,593)
                                                                                ============

                                ------------    ------------    ------------    ------------    ------------    ------------

Balance (deficiency) March
     31, 2004                     12,289,077    $     12,289    $ 16,407,147    $   (798,200)   $(26,632,905)   $(11,011,669)

Issuance of common stock:
     Private placement             1,864,267           1,864       3,970,970            --              --         3,972,834
     Services                      3,162,049           3,162       7,217,251            --              --         7,220,413
     Contingent shares
            to Comworxx              160,000             160            (160)           --              --              --
Net loss                                --              --              --       (19,696,753)    (19,696,753)    (19,696,753)
Other comprehensive
     gain-foreign currency
     translation adjustment                                                           18,207                          18,207
                                                                                ------------
   Total comprehensive loss
                                                                                 (19,678,546)
                                                                                ============

                                ------------    ------------    ------------    ------------    ------------    ------------

Balance (deficiency) June 30,
     2004                         17,475,393    $     17,475    $ 27,595,208    $   (779,993)   $(46,329,658)   $(19,496,968)
                                ============    ============    ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2003
                                    Unaudited
                                                                              2004            2003
                                                                          ------------    ------------
Cash Flows for Operating Activities:

            Net Loss                                                      $(25,464,878)   $   (913,224)
            Other comprehensive loss                                           (16,261)       (173,889)


        Adjustments to reconcile net loss from  continuing
         operations to net
           cash used in operating activities:
              Depreciation                                                      86,790          34,509
              Expenses paid with common stock                                7,600,771          97,600
              Impairment of goodwill                                            55,777            --
        Changes in assets and liabilities:
                 (Increase) in accounts receivable                             (20,071)           --
                 (Increase) in advances to stockholders, employees
                 and other receivables                                      (2,734,690)           --
                 Increase in accounts payable                                5,676,171         516,961
                 Increase in accrued expenses                                1,249,816            --
                 Other - net                                                    16,840         247,232
                                                                          ------------    ------------
                                  Net cash used in operating activities    (13,549,735)       (190,811)
                                                                          ------------    ------------

Cash Flows From Investing Activities:

                 Purchase of property and equipment                           (110,481)        (25,806)
                                                                          ------------    ------------
                                  Net cash used in investing activities       (110,481)        (25,806)
                                                                          ------------    ------------

Cash Flows From Financing Activities:
                 Issuance of common stock and warrants                       6,895,857         290,599
                 Loans and advances from stockholders and employees          1,452,155            --
                 Repayment to stockholders                                        --          (269,804)
                 Payments on notes payable                                     (21,779)         (8,979)
                 Deposits on common stock                                    7,156,199         223,010
                                                                          ------------    ------------
                              Net cash provided by financing activities     15,482,432         234,826
                                                                          ------------    ------------

                                                     Net change in cash      1,822,216          18,209
Cash:
           Beginning of period                                                   8,959            --
                                                                          ------------    ------------
           End of period                                                  $  1,831,175    $     18,209
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
           Cash paid for interest                                         $     54,240    $     24,379
                                                                          ============    ============
Supplemental Disclosure of Non-cash Investing and
           Operating Activities:
                 Stock issued for operating expenses                      $  7,600,771    $     93,100
                                                                          ============    ============



                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

            Financing Activities:
                  Conversion of stockholder debt to common stock          $     55,000    $       --
                                                                          ============    ============
            Investing Activities:
                  Payable to owners of acquired company                         92,800
                  Liabilities in excess of assets acquired                     223,099
                                                                          ------------
                                                                          $    315,899    $       --
                                                                          ============    ============

                  Acquisition of ISIS Models Limited:
                           Goodwill                                       $    315,899
                           Accounts receivable                                 326,510
                           Accounts payable                                   (520,420)
                           Due to related parties                              (14,437)
                           Accrued expenses                                    (14,752)

                           Payable to owners of acquired company               (92,800)
                                                                          ------------

                  Cash received                                           $       --
                                                                          ============







                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of June 30, 2004 and the three and six months ended June 30, 2004 and June 30, 2003 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

The consolidated financial statements include the accounts of Tiger Telematics, Inc., (Company) the public held parent company, Tiger Telematics USA, Inc. (Tiger USA), a near dormant subsidiary, Tiger Telematics Europe, Ltd. (Tiger Europe), and ISIS Models Ltd. (ISIS), a seventy-five (75%) percent owned subsidiary acquired in May 2004. The Company started Tiger Europe (now named Gizmondo Europe Ltd.) in December 2002 and a related entity Childtracker Ltd. (a development entity) that existed as a part of Tiger Europe's focus on developing new telematics products including next generation fleet telematic products, the child tracker products and the handheld multi-entertainment gaming device now called Gizmondo.

The financial statements for the three and six months ended June 30, 2003, were not reviewed by the Company's independent certified public accountants. However, the financial statements for the year ended December 31, 2003, have been audited by the Company's independent certified public accountants. The Company's management believes that a review by the Company's independent certified public accountants of the financial statements mentioned above would not result in any material changes to these financial statements. See Note J to the financial statements - Restatement of 2003 financial statements.

Liquidity:

The Company has sustained net losses over the past three years and at June 30, 2004 had a net working capital deficit of $20,027,053. The Company will move deposits on common stock of $9,404,090 to equity in the third quarter of 2004 when the Company issued the physical share certificates for such common stock.

Management sold off its unprofitable flooring business and is pursuing its telematics business and the wireless handheld multi-entertainment gaming device, Gizmondo. The Company anticipates issuing equity securities to meet working capital requirements and to fund development costs incurred in connection with developing Gizmondo and telematics related products that the Company believes will enhance its operations.

Description of the Business:

The Company and its wholly owned subsidiaries are engaged in the business of developing and marketing the Gizmondo wireless handheld multi-entertainment gaming device.

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

Segment  Information:  The Company focuses  primarily all of its business in one
segment,   the   development,    production,    and   sale   of   the   handheld
multi-entertainment gaming device, Gizmondo.

NOTE B - ADVANCES TO AND AMOUNTS DUE FROM EMPLOYEES AND STOCKHOLDERS AND OTHER RECEIVABLES

The advances are due from employees and stockholders of subsidiaries of the Company and are due on demand, without interest. The amounts were repaid in the third quarter of 2004.

Amounts due to employees and stockholders are due on demand, without interest.

Other receivables are amounts due from vendors and VAT tax recoverable from government agencies.

NOTE C - EQUITY TRANSACTIONS

The Company issued 3,162,049 shares of restricted common stock during the second quarter of 2004 in payment of services provided by unrelated vendors, principally consulting, related to product development. The shares issued were valued at $2.25 to $2.73 per share.

During the second quarter of 2004, the Company sold 1,864,267 shares of restricted common stock for $.75 to $3.75 per share.

During the year ended December 31, 2004, the Company issued approximately 26,808,502 shares of restricted common stock, including first and second quarter shares, as follows:

                                                     Shares       Dollars
                                                  -----------   -----------
Private placement                                  12,726,172   $55,496,479
Conversion of debt to equity                           70,000   $    92,500
Satisfaction of contingencies                         160,000

Acquisition of Subsidiaries                         1,537,866   $15,059,996
Payment for services                               12,314,464   $22,464,350
                                                  -----------   -----------
                                    Total          26,808,502   $93,113,325
                                                  ===========   ===========

Shares issued during the first quarter of 2005     16,928,664
                                                  ===========

Shares issued and outstanding at March 31, 2005    53,235,271
                                                  ===========

Shares issued from April 1 to May 4, 2005           1,400,000
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


If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                                   Six Months Ended   Six Months Ended
                                                     June 30, 2004      June 30, 2003
                                                     -------------      -------------
      Net loss as reported                         $   (25,464,878)   $      (913,224)
      Stock based compensation expense under the
      fair value based method, net of tax ($0)     $       (27,000)   $       (27,000)
      Pro forma net loss                           $   (25,491,878)   $      (940,224)
      Basic and diluted net loss per share, as
      reported                                     $         (1.86)   $          (.27)
      Pro forma basic and diluted net loss per
      share                                        $         (1.86)   $          (.28)


NOTE F - RELATED PARTY TRANSACTIONS

Included in accrued expenses are amounts owed an executive officer and director of $145,683 and $136,571 at June 30, 2004 and December 31, 2003, respectively, for back salary and reimbursable expenses incurred on behalf of the Company.

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

In March 2004, Jordan Grand Prix Limited, filed suit against the Company in the High Court of Justice, Queen's Bench Division (Central Office), London, UK, alleging violation of a sponsorship agreement and dated letter agreement entered into in July 2003. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under the letter agreement. On February 26, 2004, Jordan terminated both agreements. In order to avoid summary judgment in favor of the plaintiff, the Company escrowed with the court 70,000 shares of its common stock and prior to trial is required to substitute $1.5 million for the escrowed shares. Trial is set for July 2005. While the Company is unable to predict the outcome of this litigation, it believes that it has good and meritorious defenses to the suit and intends to defend vigorously the claims made against it.

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

NOTE I - WARRANTS

No warrants were outstanding at June 30, 2004.

NOTE J - RESTATEMENT OF 2003 FINANCIAL STATEMENTS:

The net loss for the quarter ended June 30, 2003 has been restated by $23,810 from $(359,969) to $(383,779) to reflect the effect of audit adjustments made during the 2002 and 2003 audit that was completed subsequent to the date these financial statements were originally issued and the effect of reclassifying foreign currency exchange losses from operations to Accumulated Other Comprehensive Loss. The net loss for the six months ended June 30, 2003 has been restated by $25,971 from $(939,195) to $(913,224) for the same reasons as stated in the preceding sentence.

NOTE K - ACQUISITIONS

In May 2004 Gizmondo Europe, Ltd. acquired a seventy-five percent (75%) interest in ISIS Models Ltd., for 40,000 shares of the Company's restricted common stock issued in the third quarter of 2004, valued at $92,800. Because liabilities acquired exceed assets obtained and the Company is expected to absorb future losses, the minority interest is valued at zero and any allocation of future net income or losses is not expected to be material. ISIS was acquired to provide marketing support and arrangements for Gizmondo. The Company also assumed liabilities in excess of the value of tangible assets acquired of $223,099. ISIS is the successor company to ISIS Models Management Limited, a company that has previously ceased operations. ISIS had no assets or liabilities when acquired. From the date of acquisition through June 30, 2004, ISIS generated revenue of $183,829. The excess of purchase price over the value of the tangible assets acquired ($315,899), was assigned to Goodwill. The Company subsequently realized an impairment loss of approximately $56,000, which is included in general and administrative expenses.

The following proforma information reflects the net sales, net loss and per share amounts for the six-month period ended June 30, 2004 as if the Company had acquired ISIS on January 1, 2004. The operating information of the predecessor company (ISIS Models Management Limited) is reflected below. Neither of the ISIS companies had operations prior to June 30, 2003. Therefore, no proforma amounts are shown for the six-month period ended June 30, 2003.

        Pro forma net sales                              $   1,176,000

        Pro forma net loss                               $ (25,666,000)

        Pro forma  basic and  diluted  net loss per
        common share                                     $       (1.86)

        Weighted  average  shares  outstanding -
        basic and diluted                                   13,765,749

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and other intangible assets on an annual basis, or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit, through the use of a discounted cash flows model, and compares this fair value to the reporting unit's carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. Management believes the remaining goodwill is not impaired and is properly recorded in the financial statements.

NOTE L - SUBSEQUENT EVENTS

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

Indie Studios

On August 2, 2004, Gizmondo Europe, Ltd. closed the purchase of Indie Studios on a transaction agreed to pursuant to a Purchase Agreement dated May 20, 2004 for one million shares of the Company's restricted common stock. There are also 600,000 contingent shares reserved for future issuance based on the completion of two games in progress as of the acquisition date. For financial statement purposes, the Company recorded approximately $2.5 million of goodwill to reflect the excess of purchase price over net assets acquired.

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

Since early 2003, the Company has been developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and launched the full scale production in the UK in March 2005. The Company expects to launch the full scale production of Gizmondo in Europe and North America in the third quarter of 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Three  months-ended  June 30, 2004  compared to the three  months ended June 30,
2003

Below is a summary of the results of the Company for the three months ended June 30, 2004.

Net Sales: The Company's net sales were $183,829 (all from ISIS Models, Ltd.) for the three months ended June 30, 2004 and were virtually $0 for the three months ended June 30, 2003, although the Company is closer to the release of its Gizmondo device now then it was in 2003. In both comparable quarters the Company has focused its full attention to the development of the Gizmondo device and was not actively selling its GPS Telematics products in either period.

Gross Profits: Gross profits were negligible for the three months ended June 30, 2004 and 2003. The Company expended funds in each period on the Gizmondo development. The gross profits in 2004 results were from ISIS Models, Ltd.

Selling Expenses: Selling and marketing expenses for the three months ended June 30, 2004 were $1,182,363 compared with $18,659 for the same time period in 2003. Most of the increase can be attributed to moving towards preliminary marketing and market research related to the Gizmondo product. Testing of the market size and potential market and buyer profile for the Gizmondo was a focus of expenditures during the 2004 time period.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2004 were $18,548,053 compared to $341,192 or up approximately over $18 million. This increase came primarily from expenses the research and development costs associated with the Gizmondo. The Company incurred over $8.7 million in development costs directly attributable to the Gizmondo in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition salaries rose to over $2.6 million as the Company increased staff during the product development phase. The Company also incurred over $6.4 million of legal, accounting and consulting costs in the second quarter of 2004 as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. The Company anticipates a significant increase in its general and administrative expenses in future quarterly periods as part of its product development strategy.

Net Loss: The Company reported an operating loss of $19,696,753 in the quarter ended June 30, 2004 compared to $383,779 for the same time period in 2003. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss. Management anticipates that its losses in future quarters will grow materially as development costs for its new gaming device, Gizmondo, continue to accelerate.

Six months-ended June 30, 2004 compared to the six months ended June 30, 2003

Below is a summary of the results of the Company for the six months ended June 30, 2004.

Net Sales: The Company's net sales were $183,829 in the six months of 2004 compared to virtually zero in 2003. The Company is closer to the release of its Gizmondo device now then it was in 2003. In both comparable periods, the Company has focused its full attention to the development of the Gizmondo device and was not actively selling its GPS Telematics products in either period.

Gross Profits: Gross profits were negligible for the first six months of 2004 andfor the first six months of 2003. Gross profits for the first six months of 2004 relate to the Company's subsidiary, ISIS. The Company continues to focus on the development of Gizmondo and realized only incidental sales.

Selling Expenses: Selling and marketing expenses for 2004 were $2,021,928 compared with $58,761 for the same six-month period in 2003. Most of the increase can be attributed to increases in staff and salaries as the Company moves towards preliminary marketing and market research related to the Gizmondo product. Testing of the market size and potential market and buyer profile for the Gizmondo was a focus of expenditures during the 2004 time period.

General and Administrative Expenses: General and administrative expenses for 2004 were $23,438,321 compared to $779,346 for the same six-month period in 2003, or up approximately over $22.6 million. This increase came primarily from expenses the research and development costs associated with the Gizmondo. The Company incurred over $10 million in development costs directly attributable to the Gizmondo. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition salaries rose to $3.4 million as the Company increased staff during the product development phase. The Company also incurred $8.3 million of legal, accounting and consulting costs in 2004 as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. The Company anticipates a significant increase in its general and administrative expenses in future quarterly periods as part of its product development strategy.

Other Expenses: Other expenses for the six months ended June 30, 2004 were $(39,244) as compared to $(62,569) for the comparable period in 2003. Other expenses consisted of interest expense of $54,240 on loans in 2004 as compared to $24,379 in 2003. Interest in 2004 was higher than the same period in 2003 as the European Gizmondo operations had higher loan balances.

Net Loss: The Company reported a net loss of $25,464,878 in 2004 compared to $913,224 for the same time period in 2003. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss. Management does anticipate that its losses in future quarters will grow materially as it expenses development cost for its new gaming device Gizmondo.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In 2002 through and into the second quarter of 2005, the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties and, in increasing amounts, through the issuance of shares of common stock. Without such equity funding the Company would not have been able to sustain operations. In the six months ended June 30, 2004, the Company's working capital position deteriorated. This was primarily the result of increases in current liabilities of over $14.9 million, including an increase in accounts payable of over $6.2 million, and an increase in deposits on common stock of over $7.2 million. At the same time current assets increased over $4.85 million, consisting principally of an increase of loans to employees and other receivables of approximately $2.7 million, an increase in accounts receivable of $347,000 and an increase in cash of over $1.8 million. The Company raised over $14 million in the six months ended June 30, 2004 from the sale of common stock and additional deposits on common stock.

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

The Company incurred losses in 2002 and in 2003 of $(11,087,747) and $(7,812,449) respectively. The Company recorded a loss for the first six months of 2004 of over ($25.4 million). In 2004 the losses where generated primarily from the costs of developing the Gizmondo. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and primarily from the sale of common stock and warrants through private placement and other share subscription agreement transactions as detailed in Note C to the financial statements - Equity Transactions.

The Company successfully raised funds to maintain operations, fund acquisitions and to retire obligations and obtain services. During the remainder of 2004 and the first quarter of 2005, the Company raised over $50 million. In the second quarter of 2005, the Company raised $21,437,537 through May 4th, through the sale of the Company's restricted common stock. This funding has allowed the Company to maintain its business and to continue the development and launch of its Gizmondo product line.

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

Research and Development
------------------------
The Company expenses research and development costs as incurred.

                                     PART II
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION

Item 1.       Legal Proceedings

In March 2004, Jordan Grand Prix Limited, filed suit against the Company in the High Court of Justice, Queen's Bench Division (Central Office), London, UK, alleging violation of a sponsorship agreement and dated letter agreement entered into in July 2003. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under the letter agreement. On February 26, 2004, Jordan terminated both agreements. In order to avoid summary judgment in favor of the plaintiff, the Company escrowed with the court 70,000 shares of its common stock and prior to trial is required to substitute $1.5 million for the escrowed shares. Trial is set for July 2005. While the Company is unable to predict the outcome of this litigation, it believes that it has good and meritorious defenses to the suit and intends to defend vigorously the claims made against it.

In January 2005, the Company filed a lawsuit in the Circuit Court in and for the County of Duval, Florida against D. Weckstein and Company and Donald E. Weckstein, a former investment advisor to the Company, for breach of the Company's agreement with the advisor. In a mediation process completed in April 2005, the Company issued 60,000 additional shares of restricted common stock in full settlement of the matter and was released from all past and future obligations under the Agreement.

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

Items 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2004, the Company sold 1,864,267 shares of restricted common stock for an aggregate sum of $3,972,834. The shares were sold primarily for $.75 to $3.75 per share.

The Company negotiated the purchase price for the sale of restricted common stock, based upon the market price of the securities at the time of the negotiation and with an appropriate discount for the restrictions on resale. The restricted common stock was issued to sophisticated, accredited foreign investors or foreign corporations in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each investor had access to financial information available in public markets and was given the opportunity to review the Company's books, records and other information that they requested. The proceeds were used to fund the Company's operations.


Item 3.       Defaults Upon Senior Securities

Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.       Other Information

Not Applicable

Item 6.       Exhibits

Exhibit 31  Rule 13a-14(a).
Exhibit 32  Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER TELEMATICS, INC.


June 3, 2005

                                        /S/ Michael W. Carrender
                                        ------------------------
                                        Michael W. Carrender
                                        Chief Executive Officer, Director and
                                        Chief Financial Officer