Form 10-Q
period 2004-09-30
TIGER TELEMATICS INC
filed 2005-07-05
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        13-4051167
    (State or other jurisdiction of                          (IRS Employer
    Incorporation or organization)                       Identification Number)

 10201 Centurion Parkway North Ste. 600
            Jacksonville, FL                                     32256
(Address of principal executive offices)                       (Zip Code)

                                 (904) 279-9240
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ---    ---

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
Class                                                 May 31, 2005
---------------------------                           --------------------------
Common Stock, Par                                     54,890,859
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

     Condensed Consolidated Statements of Cash Flows                         F-6

     Notes to Condensed Consolidated Financial Statements                    F-8

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   F-15

Part II      Tiger Telematics, Inc. Other Information

Item 1.      Legal Proceedings                                              F-21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds    F-22

Item 3.      Defaults Upon Senior Securities                                F-22

Item 4.      Submission of Matters to a Vote of Security Holders            F-22

Item 5.      Other Information                                              F-22

Item 6.      Exhibits                                                       F-22


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                                                                   September 30,     December 31,
                                                                       2004             2003
                                                                    Unaudited
ASSETS
Current Assets
   Cash                                                            $   1,116,030    $       8,959
   Accounts receivable                                                   299,004            2,104
   Other receivables                                                   1,343,995             --
   Inventories                                                            35,988           35,570
   Advances to employees                                                 208,527             --
   Prepaid expenses                                                       57,823           45,383
                                                                   -------------    -------------

                  Total current assets                                 3,061,367           92,016

Property and equipment, net                                              699,469          344,376
Goodwill                                                               3,911,835             --
                                                                   -------------    -------------

                  Total assets                                     $   7,672,671    $     436,392
                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Accounts payable                                                $  10,719,519    $   3,667,646
   Amount due stockholders                                                75,100            9,191
   Notes payable - current portion                                        43,000           37,140
   Accrued expenses                                                    6,130,986        1,750,005
   Deposits on common stock                                           10,231,500        2,247,891
   Liabilities of discontinued operations                              1,144,480        1,168,243
                                                                   -------------    -------------

                  Total current liabilities                           28,344,585        8,880,116

Notes payable after one year                                              81,968          123,743
                                                                   -------------    -------------

                  Total liabilities                                   28,426,553        9,003,859
                                                                   -------------    -------------
Stockholders' Deficiency
   Common stock - 0.001 par value
   authorized 500,000,000 and 250,000,000 shares
   in 2004 and 2003 respectively.  Issued and outstanding
   22,975,488 and 9,498,105 in 2004 and 2003 respectively                 22,975            9,498
   Additional paid-in-capital                                         44,135,670       13,051,547
   Accumulated other comprehensive loss                                 (688,994)        (763,732)
   Accumulated deficit                                               (64,223,533)     (20,864,780)
                                                                   -------------    -------------
                  Stockholders' deficiency                           (20,753,882)      (8,567,467)
                                                                   -------------    -------------
                  Total liabilities and stockholders' deficiency   $   7,672,671    $     436,392
                                                                   =============    =============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2004 and 2003
                                    Unaudited



                                                            2004            2003
                                                        ------------    ------------
Net sales                                               $    268,095    $        230
Cost of goods sold                                           296,923           9,557
                                                        ------------    ------------

                Gross loss                                   (28,828)         (9,327)
                                                        ------------    ------------

Operating expenses
          Selling                                          3,971,312          68,757
          General and administrative                      13,894,092       1,034,077
                                                        ------------    ------------

                Total operating expenses                  17,865,404       1,102,834
                                                        ------------    ------------

                Operating loss                           (17,894,232)     (1,112,161)
                                                        ------------    ------------

Other income (expense)
          Other income                                         7,536            --
          Interest expense                                    (7,179)        (11,475)
                                                        ------------    ------------
                                                                 357         (11,475)
                                                        ------------    ------------

                            Net loss                    $(17,893,875)   $ (1,123,636)
                                                        ============    ============


          Basic and diluted net loss per common share   $      (0.87)   $      (0.27)
                                                        ============    ============

          Weighted average shares outstanding
          (basic and diluted)                             20,571,366       4,158,719
                                                        ============    ============



                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2004 and 2003
                                    Unaudited



                                                            2004            2003
                                                        ------------    ------------
Net sales                                               $    451,924    $      8,477
Cost of goods sold                                           446,137          13,859
                                                        ------------    ------------

                Gross profit (loss)                            5,787          (5,382)
                                                        ------------    ------------

Operating expenses
          Selling                                          5,993,240         165,709
          General and administrative                      37,332,413       1,829,916
                                                        ------------    ------------

                Total operating expenses                  43,325,653       1,995,625
                                                        ------------    ------------

                Operating loss                           (43,319,866)     (2,001,007)
                                                        ------------    ------------

Other income (expense)
          Other income                                        22,532            --
          Interest expense                                   (61,419)        (35,853)
                                                        ------------    ------------
                                                             (38,887)        (35,853)
                                                        ------------    ------------

                            Net Loss                    $(43,358,753)   $ (2,036,860)
                                                        ============    ============


          Basic and diluted net loss per common share   $      (2.70)   $      (0.56)
                                                        ============    ============

          Weighted average shares outstanding
          (basic and diluted)                             16,032,697       3,640,130
                                                        ============    ============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  For the nine months ended September 30, 2004
                                    Unaudited


                                                                              Accumulated
                                                               Additional        Other                          Total
                                       Common Stock              Paid-in     Comprehensive    Accumulated    Stockholders'
                                  Shares          Amount         Capital         Loss           Deficit       Deficiency
Balance (deficiency)
         December 31, 2003        9,498,105    $      9,498   $ 13,051,547   $   (763,732)   $(20,864,780)   $ (8,567,467)

Issuance of common stock:
     Private placement            6,937,045           6,937     16,365,521           --              --        16,372,458
     Conversion of notes
     payable and amounts due
     Stockholders                    65,000              65         54,935           --              --            55,000

     Acquisition of               1,200,000           1,200      2,831,600           --              --         2,832,800
     subsidiaries
     Services                     5,275,338           5,275     11,832,067           --              --        11,837,342
Net loss                               --              --             --      (43,358,753)    (43,358,753)    (43,358,753)
Other comprehensive income
     -foreign currency
     translation adjustment                                                        74,738                          74,738
                                                                             ------------
   Total comprehensive loss                                                   (43,284,015)
                                                                             ============

Balance (deficiency)
     September 30, 2004          22,975,488    $     22,975   $ 44,135,670   $   (688,994)   $(64,223,533)   $(20,753,882)
                               ============    ============   ============   ============    ============    ============




                 See Notes to Consolidated Financial Statements



                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2004 and 2003
                                    Unaudited
                                                                          2004            2003
                                                                      ------------    ------------
Cash Flows from Operating Activities:

        Net Loss                                                      $(43,358,753)   $ (2,036,860)
        Other comprehensive income (loss)                                   74,738        (230,056)


    Adjustments to reconcile net loss from  continuing
     operations to net cash used in operating activities:
          Depreciation                                                     140,425          52,140
          Expenses paid with common stock                               11,837,342         151,600
          Impairment of goodwill                                            55,777            --
    Changes in assets and liabilities:
             (Increase) in other receivables                            (1,343,995)           --
             Increase in accounts payable                                6,512,675       1,137,308
             Increase (decrease) in accrued expenses                     4,276,611        (219,609)
             Other - net                                                  (214,740)        253,304
                                                                      ------------    ------------
                          Net cash used in operating activities        (22,019,920)       (892,173)
                                                                      ------------    ------------

Cash Flows From Investing Activities:

             Purchase of property and equipment                           (463,789)        (38,262)
             Acquisition of subsidiary                                    (850,281)           --
                                                                      ------------    ------------
                          Net cash used in investing activities         (1,314,070)        (38,262)

                                                                      ------------    ------------

Cash Flows From Financing Activities:
             Issuance of common stock and warrants                      16,372,458         901,111
             Increase in deposits on common stock                        7,983,609         819,123
             Loans and advances from stockholders and employees            120,909            --
             Repayment to stockholders                                        --          (548,191)
             Payments on notes payable                                     (35,915)        (15,791)
                                                                      ------------    ------------
                          Net cash provided by financing activities     24,441,061       1,156,252
                                                                      ------------    ------------

                                    Net change in cash                   1,107,071         225,817
Cash:
          Beginning of period                                                8,959            --
                                                                      ------------    ------------
          End of period                                               $  1,116,030    $    225,817
                                                                      ============    ============

Supplemental Disclosure of Cash Flow Information:
          Cash paid for interest                                      $     61,419    $     35,853
                                                                      ============    ============
Supplemental Disclosure of Non-cash Investing and
          Operating Activities:
             Expenses paid with common stock                          $ 11,837,342    $    151,600
                                                                      ============    ============




                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

          Financing Activities:
             Conversion of stockholder debt to common stock           $     55,000    $     24,000
                                                                      ============    ============
          Investing Activities:
                  Cash paid for subsidiary                                 850,281            --
                  Common stock issued for acquisition                    2,832,800            --
                   Liabilities in excess of assets acquired                284,531            --
                                                                      ------------    ------------
                                                                      $  3,967,612    $       --
                                                                      ============    ============

             Acquisition of Subsidiaries:
                      Goodwill                                        $  3,967,612
                      Accounts receivable                                  327,308
                         Fixed assets                                       31,729
                      Accounts payable                                    (539,198)
                      Due to related parties                               (14,437)
                      Accrued expenses                                     (89,933)
                        Cash and common stock paid for subsidiaries     (3,683,081)
                                                                      ------------

             Cash received                                            $       --
                                                                      ============







                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

The consolidated financial statements include the accounts of Tiger Telematics, Inc. (Company), the public held parent company, Tiger Telematics USA, Inc. (Tiger USA), a near dormant subsidiary, Tiger Telematics Europe, Ltd. (Tiger Europe), ISIS Models Ltd. (ISIS), acquired in May 2004 and Indie Studios, AB (Indie), acquired in August 2004. The Company started Tiger Europe (now named Gizmondo Europe Ltd.) in December 2002 and a related entity Childtracker Ltd. (a development entity) that existed as a part of Tiger Europe's focus on developing new telematics products including next generation fleet telematic products, the child tracker products and the handheld multi-entertainment gaming device now called Gizmondo. Intercompany accounts and transactions have been eliminated.

The financial statements for the three and nine months ended September 30, 2003, were not reviewed by the Company's independent certified public accountants. However, the financial statements for the year ended December 31, 2003, have been audited by the Company's independent certified public accountants. The Company's management believes that a review by the Company's independent certified public accountants of the financial statements mentioned above would not result in any material changes to these financial statements. See Note J to the financial statements - Restatement of 2003 financial statements.

Liquidity:

The Company has sustained net losses over the past three years and at September 30, 2004, had a net working capital deficit of approximately $25,283,000. The Company reclassified deposits on common stock of $10,231,500 to equity in the fourth quarter of 2004 when the Company issued the common share certificates.

Management sold off its unprofitable flooring business and is pursuing its telematics business and the wireless handheld multi-entertainment gaming device, Gizmondo. The Company anticipates issuing equity securities to meet working capital requirements and to fund development costs incurred in connection with developing Gizmondo and telematics related products until sales of these products generate sufficient cash to fund its operations.

Description of the Business:

The Company and its wholly owned subsidiaries are engaged in the business of developing and marketing the Gizmondo wireless handheld multi-entertainment gaming device.

The Company started Gizmondo Europe, Ltd. in late 2002 to focus on developing new telematics products including next generation fleet telematics products.

In early 2003, the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and launched the full-scale production of Gizmondo in 2005.

Segment  Information:  The Company focuses  primarily all of its business in one
segment,   the   development,    production,    and   sale   of   the   handheld
multi-entertainment gaming device, Gizmondo.

NOTE B - ADVANCES TO AND AMOUNTS DUE EMPLOYEES AND STOCKHOLDERS AND OTHER RECEIVABLES

The advances are due from employees and stockholders of subsidiaries of the Company of $208,527 and 0 in 2004 and 2003, respectively, are due on demand, without interest.

Amounts due to employees and stockholders of $75,100 and $9,191 in 2004 and 2003, respectively, are due on demand, without interest.

Other receivables of $1,343,995 at September 30, 2004 primarily consist of VAT tax recoverable from government agencies.

NOTE C - EQUITY TRANSACTIONS

The Company issued 1,684,289 shares of restricted common stock during the third quarter of 2004 in payment of services provided by unrelated vendors, principally consulting, related to product development. The shares issued were valued at $2.32 to $3.08 per share.

During the third quarter of 2004, the Company sold 2,775,806 shares of restricted common stock primarily for $1.25 to $11.25 per share.

During the year ended December 31, 2004, the Company issued approximately 26,808,502 shares of restricted common stock, as follows:

                                                       Shares         Dollars

Private placement                                     13,284,731   $ 55, 119,987
Conversion of debt to equity                              80,000   $     107,650
Satisfaction of contingencies                            160,000            --
Acquisition of subsidiaries                            1,537,866   $   4,450,864
Payment for services                                  11,745,905   $  34,313,896
                                                   -------------   -------------
                                    Total             26,808,502   $  93,992,397
                                                   =============   =============

Shares issued during the first quarter of 2005        16,928,664
                                                   =============

Shares issued and outstanding at March 31, 2005       53,235,271
                                                   =============


Shares issued from April 1 to May 31, 2005             1,655,588
                                                   =============


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


If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                            Nine Months Ended      Nine Months Ended
                                            September 30, 2004    September 30, 2003
                                            ------------------    ------------------
         Net loss as reported               $      (43,358,753)   $       (2,036,860)
         Stock based compensation expense
           under the fair value based
           method, net of tax ($0)          $          (40,500)   $          (40,500)
         Pro forma net loss                 $      (43,399,253)   $       (2,077,360)
         Basic and diluted net loss per
           share, as reported               $            (2.70)   $             (.56)
         Pro forma basic and diluted net
           loss per share                   $            (2.71)   $             (.57)


NOTE F - RELATED PARTY TRANSACTIONS

Included in accrued expenses are amounts owed an executive officer and director of $244,615 and $136,571 at September 30, 2004 and December 31, 2003,
respectively, for back salary and reimbursable expenses incurred on behalf of the Company.

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

LIM made demand on the Company for approximately $450,000 under the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the original borrower of the funds. LIM also holds 140,000 shares of the Company's common stock and certain real estate provided by the original borrower as collateral. The Company has reserved an amount that it believes will cover any obligation that may arise. The Company has been advised by the Shareholder that the obligation has now been retired.

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

In March 2004, Jordan Grand Prix Limited, filed suit against the Company in the High Court of Justice, Queen's Bench Division (Central Office), London, UK, alleging violation of a sponsorship agreement and dated letter agreement entered into in July 2003. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under the letter agreement. On February 26, 2004, Jordan terminated both agreements. In order to avoid summary judgment in favor of the plaintiff, the Company escrowed with the court 70,000 shares of its common stock and prior to trial is required to substitute $1.5 million for the escrowed shares. In June 2005 the Company placed an additional 60,000 shares of its restricted stock in escrow. Trial is set for the week of July 14, 2005. The Company is currently engaged in court-authorized mediation with Jordan to settle the case. While the Company is unable to predict the outcome of this litigation, it believes that it has good and meritorious defenses to the suit and intends to defend vigorously the claims made against it.

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

Early in the third quarter of 2004, Hand Held Games, Ltd. filed suit against the Company for $75,000 plus damages and costs as a result of a dispute between the Company and Hand Held Games over a game development contract for the game "Chicane". The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

NOTE I - WARRANTS

The Company had outstanding at September 30, 2004, warrants to purchase 250,000 shares of common stock at an exercise price of $5 per share. The warrants are exercisable immediately and expire on September 30, 2009. The Company also had outstanding warrants to purchase 245,525 shares of common stock at an exercise price of $11.25 per share, which are exercisable immediately and expire on June 30, 2006.

NOTE J - RESTATEMENT OF 2003 FINANCIAL STATEMENTS:

The net loss for the quarter ended September 30, 2003 has been restated by $314,202 from $(1,437,838) to $(1,123,636) to reflect the effect of audit adjustments made during the 2002 and 2003 audit that was completed subsequent to the date these financial statements were originally issued and the effect of reclassifying foreign currency exchange losses from operations to Accumulated Other Comprehensive Loss. The net loss for the nine months ended September 30, 2003 has been restated by $340,173 from $(2,377,033) to $(2,036,860) for the same reasons as stated in the preceding sentence.

NOTE K - ACQUISITIONS

ISIS Models Ltd.

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

Indie Studios

On August 2, 2004, Gizmondo closed the purchase of 100% of the net assets of Indie pursuant to a Purchase Agreement dated May 20, 2004 for one million shares of the Company's restricted common stock. Indie was acquired to enhance the Company's game development operations. There are also 600,000 contingent shares reserved for future issuance based on the completion of two games in progress as of the acquisition date. The games were completed in January 2005 and the contingent shares were issued. The value of the contingent shares, approximately $4,560,000, was charged to Research & Development expense in the first quarter of 2005. The Company assumed the excess of liabilities over the value of tangible assets acquired of approximately $61,400; paid cash of approximately $850,000 and issued stock valued at $2,740,000. The excess of purchase price over the value of the tangible assets acquired ($3,651,713), was assigned to Goodwill.

Indie had no sales and total expenses incurred in 2004 prior to the acquisition were approximately $375,000.

The following proforma information reflects the net sales, net loss and per share amounts for the nine-month period ended September 30, 2004, as if the Company had acquired ISIS and Indie on January 1, 2004. Neither ISIS nor Indie had operations prior to September 30, 2003. Therefore, no proforma amounts are shown for the nine-month period ended September 30, 2003.

           Pro forma net sales                                  $    1,444,000

           Pro forma net loss                                   $  (43,935,000)

           Pro forma  basic and  diluted  net loss per
           common share                                         $        (2.57)

           Weighted  average  shares  outstanding -
           basic and diluted                                        17,072,697

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

Three months-ended September 30, 2004 compared to the three months ended September 30, 2003

Below is a summary of the results of the Company for the three months ended September 30, 2004.

Net Sales: The Company's net sales were $268,000 for the three months ended September 30, 2004 and were virtually $0 for the three months ended September 30, 2003. In both comparable quarters the Company has focused its full attention to the development of the Gizmondo device and was not actively selling its GPS Telematics products in either period. The Company continues to focus on the development of Gizmondo and realized only incidental sales.

Gross Profits: The Company's gross loss was ($28,000) and ($9,000) for the periods ended September 30, 2004 and 2003, respectively. The Company expended funds in each period on the Gizmondo development. The gross loss in 2004 was from ISIS Models, Ltd.

Selling Expenses: Selling and marketing expenses for the three months ended September 30, 2004 were $3,971,000 compared with $69,000 for the same time period in 2003. Most of the increase can be attributed to moving towards preliminary marketing and market research related to the Gizmondo product.
Testing of the market size and potential market and development of buyer profiles for the Gizmondo was a focus of expenditures during the 2004 time period. Additional expenses were incurred in recruiting various distributors and representatives in various market regions prior to the Gizmondo launch.

General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2004 were $13,894,000 compared to $1,034,000 for 2003, or up approximately over $12.8 million. This increase came primarily from expenses the research and development costs associated with the Gizmondo. The Company incurred over $8.0 million in development costs directly attributable to the Gizmondo in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition salaries rose to over $1.5 million as the Company increased staff during the product development phase. The Company also incurred over $3.5 million of legal, accounting and consulting costs in the third quarter of 2004 as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. The Company anticipates a significant increase in its general and administrative expenses in future quarterly periods as part of its product development strategy.

Net Loss: The Company reported an operating loss of $17,894,000 in the quarter ended September 30, 2004 compared to $1,124,000 for the same time period in 2003. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss. Management anticipates that its losses in future quarters will grow materially as development costs for its new gaming device, Gizmondo, continue to accelerate.

Nine months-ended September 30, 2004 compared to the nine months ended September 30, 2003

Below is a summary of the results of the Company for the nine months ended September 30, 2004.

Net Sales: The Company's net sales were $452,000 for the nine months ended September 30, 2004 compared to virtually zero in 2003. The Company is closer to the release of its Gizmondo device now then it was in 2003. In both comparable periods, the Company has focused its full attention to the development of the Gizmondo device and was not actively selling its GPS Telematics products in either period.

Gross Profits: Gross profits (loss) were negligible for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003. The Company continues to focus on the development of Gizmondo and realized only incidental sales.

Selling Expenses: Selling and marketing expenses for the nine months ended September 30, 2004 were $5,993,000 compared with $166,000 for the same nine-month period in 2003. Most of the increase can be attributed to increases in staff and salaries as the Company moves towards preliminary marketing and market research related to the Gizmondo product. Market testing and research of the market size and potential market and buyer profile for the Gizmondo was a focus of expenditures during the 2004 time period.

General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2004 were $37,332,000 compared to $1,830,000 for the same nine month period in 2003, or up approximately over $35.5 million. This increase came primarily from expenses the research and development costs associated with the Gizmondo. The Company incurred over $24.5 million in development costs directly attributable to the Gizmondo. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition, salaries rose to $4.9 million as the Company increased staff during the product development phase. The Company also incurred $11.8 million of legal, accounting and consulting costs in 2004 as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. The Company anticipates a significant increase in its general and administrative expenses in future quarterly periods as part of its product development strategy.

Other Expenses: Other expenses were nil for both 2004 and 2003. Interest expense was $61,400 on auto and office equipment leases in 2004 as compared to $35,900 in 2003. Interest in 2004 was higher than the same period in 2003 as the European Gizmondo operations had higher average loan balances.

Net Loss: The Company reported a net loss of $43,359,000 in 2004 compared to $2,037,000 for the same time period in 2003. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss. Management anticipates that its losses in future quarters will grow materially as it expenses development cost for its new Gizmondo gaming device.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In 2002 through and into the second quarter of 2005, the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties and, in increasing amounts, through the issuance of shares of common stock. Without such equity funding the Company would not have been able to sustain operations. In the nine months ended September 30, 2004, the Company's working capital position deteriorated. This was primarily the result of increases in current liabilities of over $19.5 million, including an increase in accounts payable of over $7.0 million, an increase in accrued expense of over $4.3 million, and an increase in deposits on common stock of approximately $8 million. At the same time current assets increased approximately $3 million, consisting principally of an increase in other receivables of approximately $1.3 million, an increase in accounts receivable of $297,000 and an increase in cash of over $1.1 million. The Company raised over $26.5 million in the nine months ended September 30, 2004 from the sale of common stock and additional deposits on common stock.

As of September 30, 2004, the Company received deposits on common stock of $10,232,000, which represents cash received in third quarter 2004 that will be transferred to equity in fourth quarter 2004.

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

The Company incurred losses in 2002 and 2003 fiscal year end of $(11,087,747) and $(7,812,449) respectively. The Company recorded a loss for the first nine months of 2004 of approximately ($43.4 million). In 2004 the losses were generated primarily from the costs of developing the Gizmondo. Since the Company was not able to generate positive net cash flows from operations, additional capital was needed. This capital has been provided by certain principal stockholders, who have funded the Company through loans as needed, and primarily from the sale of common stock and warrants through private placement and other share subscription agreement transactions as detailed in Note C to the financial statements - Equity Transactions.

The Company successfully raised funds to maintain operations, fund acquisitions and to retire obligations and obtain services. During the remainder of 2004 and the first quarter of 2005, the Company raised over $34 million. In the second quarter of 2005, the Company raised over $21 million, through May 31, 2005, through the sale of the Company's restricted common stock. This funding has allowed the Company to maintain its business and to continue the development and launch of its Gizmondo product line.

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

                                     PART II
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION

Item 1.           Legal Proceedings

In March 2004, Jordan Grand Prix Limited, filed suit against the Company in the High Court of Justice, Queen's Bench Division (Central Office), London, UK, alleging violation of a sponsorship agreement and dated letter agreement entered into in July 2003. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under the letter agreement. On February 26, 2004, Jordan terminated both agreements. In order to avoid summary judgment in favor of the plaintiff, the Company escrowed 70,000 shares of its common stock with the court. Prior to trial, the Company is required to substitute $1.5 million for the escrowed shares. In June 2005, the Company placed an additional 60,000 shares of its restricted common stock in escrow. Trial is set for July 2005. While the Company is unable to predict the outcome of this litigation, it believes that it has good and meritorious defenses to the suit and intends to defend vigorously the claims made against it. The Company is currently engaged in court authorized mediation with Jordan to settle the case.

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

Early in the third quarter of 2004, Hand Held Games, Ltd. filed suit against the Company for $75,000 plus damages and costs as a result of a dispute between the

Company and Hand Held Games over a game development contract for the game "Chicane". The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004, the Company sold 2,775,806 shares of restricted common stock for an aggregate sum of $9,476,590. The shares were sold primarily for $1.25 to $11.25 per share.

The Company also sold $10,232,000 of its restricted stock that was recorded as deposits on common stock and moved to equity in the fourth quarter 2004 when the Company issued the common share certificates.

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

TIGER TELEMATICS, INC.

July 5, 2005
------
                                           /S/ Michael W. Carrender
                                           ------------------------
                                           Michael W. Carrender
                                           Chief Executive Officer, Director and
                                           Chief Financial Officer