Form 10-K
period 2004-12-31
TIGER TELEMATICS INC
filed 2005-09-26
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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


               550 Water Street, Suite 937, Jacksonville, FL 32202 (Address or principal executive offices) (Zip code)

                                 (904) 358-1512
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ X ] No [ ]

Aggregate market value of common stock held by non-affiliates of the registrant as of August 23, 2005 was $1,000,000,000.

Number of shares of common stock outstanding as of August 23, 2005 was 61,068,312.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                             TIGER TELEMATICS, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


                                Table of Contents

                                                                            Page


PART I........................................................................1

   ITEM 1.   BUSINESS.........................................................1

      General.................................................................1
      Growth Strategy.........................................................3
      Products and Services...................................................4
      Relationship with Major Customers.......................................5
      Suppliers...............................................................5
      Sales & Marketing.......................................................6
      Competition.............................................................6
      Intellectual Property...................................................6
      Employees...............................................................7

   ITEM 2.   PROPERTIES.......................................................7


   ITEM 3.   LEGAL PROCEEDINGS................................................7


   ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................9


PART II.......................................................................9

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS..............................................9

      Market Price and Dividend Information...................................9

   ITEM 6.   SELECTED FINANCIAL DATA.........................................10


   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................11

      General Overview.......................................................12
      Results of Operations..................................................12

      Liquidity and Capital Resources........................................15
      Critical Accounting Policies...........................................16
      Recently Issued Accounting Standards...................................17

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK............................................................18


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA...........18


   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................18


   ITEM 9A.  CONTROLS AND PROCEDURES.........................................18


PART III.....................................................................20

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............20

      Code of Ethics.........................................................22
      Audit Committee Financial Expert.......................................22

   ITEM 11.  EXECUTIVE COMPENSATION..........................................22

      Summary Compensation...................................................22
      Compensation of Directors..............................................23
      2001 Stock Option Plan.................................................23
      2005 Stock Incentive Plan..............................................26
      Employment Contracts and Termination and Change-In-Control
      Arrangements...........................................................28
      Compensation Committee Interlocks and Insider Participation............29
      Shareholder Return Performance.........................................29

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT......................................................29

      Equity Compensation Plan Information...................................30

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................31


   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................32

      Audit Fees.............................................................32
      Audit Related Services.................................................33
      Tax Fees...............................................................33
      Additional Fees........................................................33

PART IV......................................................................33

   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................33

      SIGNATURES.............................................................37

                                     PART I

ITEM 1.  BUSINESS

General

Tiger Telematics, Inc. ("Tiger Telematics" or the "Company"), a Delaware corporation, is the parent company of several subsidiaries, including Gizmondo Europe Ltd., the developer of the multi-entertainment wireless handheld gaming device called the Gizmondo. The Company historically has been in the retail flooring business and a designer, developer and marketer of mobile telematics systems and services that combine global positioning and voice recognition technology to locate and track vehicles and people down to the street level in countries throughout the world. Telematics is an emerging industry that uses a combination of computer, wireless and satellite technology largely to provide communications between a central source and fleets of vehicles. These projects have been dropped in favor of development of the Gizmondo.

In 2003, the Company began developing a new multi-entertainment wireless handheld gaming device referred to as Gizmondo. While the Company previously developed a variety of commercial telematics products, since early 2005 the Company's primary business strategy has been to develop the Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on October 29, 2004, and launched the full-scale production of Gizmondo in the UK in March 2005, and plans a full-scale introduction to the US market in the fourth quarter of 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen with a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories. The Gizmondo represents the Company's primary business segment.

On June 6, 2002, the Company changed its name from Floor Decor, Inc. to Tiger Telematics, Inc. after deciding to exit the historical flooring business and focus exclusively on mobile telematics systems and services, with the major focus on Gizmondo.

The Company is the parent company of the following subsidiaries: (i) Media Flooring, Inc., (ii) Gizmondo Europe Ltd. (formerly Tiger Telematics Europe Ltd.), (iii) Tiger Telematics USA, Inc., (iv) ISIS Models Ltd. (75% owned), (v) Indie Studios, (vi) Warthog Plc (including four wholly owned subsidiaries of Warthog Plc) and (vii) Globicom, Inc. (84% owned, which was acquired in 2005). Media Flooring, Inc. (now dormant), operated a flooring products sales and service business through a wholly owned subsidiary Floor Decor LLC. This business represented all of the business operations of the Company during early 2002. In June 2002, the Company discontinued the flooring segment operation and in August 2002 sold the assets of Floor Decor LLC, and the use of the name Floor Decor LLC to an unrelated third party. The operating results for this discontinued segment are classified as operating results of discontinued operations in 2002.

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

On December 17, 2002, the Company sold Tiger Telematics, Ltd. to a Swedish company, primarily to reduce debt and improve the Company's working capital position.

In 2002, the Company organized a new subsidiary, Tiger Telematics Europe, Ltd. to provide a variety of telematics products and services to customers in England and Western Europe. Tiger Telematics Europe, Ltd. focused on developing new telematics products and child-tracking devices and on marketing telematics products primarily to large fleet suppliers such as rental car companies. In 2003, Tiger Telematics Europe, Ltd. began focusing primarily on developing the Gizmondo. In early 2005, the Company changed the name of Tiger Telematics Ltd. to Gizmondo Europe Ltd. to match the name of the Company's primary product, the Gizmondo.

In June 2002, the Company formed a wholly owned subsidiary Tiger Telematics USA, Inc. that was created to acquire the assets of a US telematics developer of consumer automotive devices. This subsidiary was ultimately unable to successfully launch the Port-IT products associated with this acquisition and this subsidiary is now dormant.

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

On August 2, 2004, Gizmondo Europe completed the acquisition of 100% of the stock of Indie Studios pursuant to a Stock Purchase Agreement dated May 20, 2004 for one million shares of the Company's restricted common stock. Indie was acquired to enhance the Company's game development operations. There are also 600,000 contingent shares reserved for future issuance based on the completion of two games in progress as of the acquisition date. The games were completed in January 2005 and the contingent shares were issued. The value of the contingent shares, approximately $4,560,000, was charged to Research & Development expense in the first quarter of 2005. The Company assumed the excess of liabilities over the value of tangible assets acquired of approximately $61,400, paid cash of approximately $850,000 and issued stock valued at $2,740,000. The excess of purchase price over the value of the tangible assets acquired ($3,651,713), was assigned to Goodwill.

In August 2004, the Company filed IPR patent applications for Gizmondo in the USA and in all other appropriate countries where the Company plans to sell the Gizmondo.

The Company purchased the assets and intellectual properties of the operating subsidiaries of Warthog Plc on November 3, 2004, in a move to further expand the Company's games development agenda and management infrastructure. The Company paid $1,114,000 in cash and issued 497,866 shares of its restricted common stock valued at $1,618,000. Within two days of closing, the Company injected an additional approximately $1.3 million into the Warthog subsidiaries for working capital purposes.

In September 2005, the Company acquired an eighty-four percent (84%) interest in Globicom, Inc. for 116,859 shares of the Company's restricted common stock issued in the third quarter of 2005 and the payment of $200,000. Globicom was acquired to provide wireless network support for Gizmondo.

The Company had difficult years in 2004, 2003 and 2002 due to extremely challenging industry conditions and high development costs associated with developing the Gizmondo. The Company has earned limited revenues to date and has incurred net losses of approximately $99 million, $8 million and $11.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company will report an operating loss in the first six months of 2005 of more than $210 million, principally due to development costs for the Gizmondo and non-cash expenses associated with shares of restricted common stock issued for services.

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

Growth Strategy

While the Company previously developed a variety of commercial telematics products designed for fleet management, anti-theft and security applications, the Company's primary business strategy is to develop the Gizmondo. During 2005, the Company launched Gizmondo first in England and then in the European market.

The Company anticipates launching Gizmondo in the United States during the fourth quarter of 2005. The initial Gizmondo units were produced and manufactured by a group consisting of Plextek, an independent electrical design and consulting firm based in the UK, Intrinsyc Software International, a Microsoft Gold Level Windows Embedded Partner and Xilinx, a software programmer specializing in programmable logic. The initial Gizmondo units were displayed in January 2004 at the 2004 Consumer Electronics Show in Las Vegas. Going forward, the Company will utilize Flextronics as the new volume manufacturer of Gizmondo units. By utilizing Flextronic's high-volume manufacturing capabilities and global reach, the Company should be able to bring more units to market and assure its ability to fill the growing number of sales orders. In addition to revenue from the sale of Gizmondo units the Company anticipates revenue from related sales of hardware, software, music and video downloads, games, MNVO and Smart Ads.

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

In addition, to facilitate the launch of Gizmondo, the Company acquired game developers Indie Studios and Warthog Games, Ltd.

In August 2005, Gizmondo Europe and U.S. game developer Electronic Arts entered into a Software Development Contract for the development of two games, FIFA and FXXFSX. In connection with this contract, Gizmondo Europe paid Electronic Arts $5.9 million.

Products and Services

Since 2003, the Company has focused on developing its primary product, Gizmondo, a new multi-entertainment wireless handheld gaming device targeted at the gaming industry.

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

The Company uses a combination of the following to drive commercial sales in the Gizmondo segment:

         o    Direct sales via internal commissioned sales force

         o Large representative agencies that specialize in retail sales and customer base

During 2005, the Company launched the Gizmondo in different geographic markets starting in the UK initially, then plans for a launch in Continental Europe and then in the US.

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

Neither Sony nor Nintendo include GPS, SMS, email or a camera function.

Intellectual Property

The Company markets its products under the name Tiger Telematics and Gizmondo. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill and has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. The Company has filed to trademark its name and logo and has patents pending in the United States (since 2004) and abroad for the Gizmondo. The Company owns all Gizmondo intellectual property rights.

Employees

As of August 1, 2005, the Company had approximately 131 employees and contract agents, including 43 administrative, 15 sales and marketing, 70 game developers and 3 persons responsible for warehouse and shipping activities. In many instances, the Company utilizes agencies that actually employ the persons or retain employees as consultants on an as needed basis. The Company has not experienced any work stoppages and the Company's employees are not represented by a union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company currently leases three facilities in the United States and three facilities in the United Kingdom. The Company opened a facility in Los Angeles, California in the third quarter of 2005. The following table sets forth certain information concerning the facilities of the Company.

                                                      AVERAGE      RENEWAL
                                            SQUARE    ANNUALIZED   EXPIRATION
LOCATION                USE                 FEET      LEASE COST   OPTION
--------                ---                 ----      ----------   ------
Jacksonville, Florida   Executive Office    600         $24,000    August 2005

Los Angeles,            Executive Office    2,500      $122,040    November 2005
California

Austin, Texas           Gizmondo Studios    9,000      $164,118    April 2009
                        Office
Farnborough, UK         Executive Office    5,000      $404,080    October 2005

Farnborough, UK         Operations Office   15,000     $267,668    March 2007

Manchester, UK          Gizmondo Studios    5,000      $318,664    March 2010
                        Office

London, UK              Retail Store        2,000      $334,250    March 2011

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

LIM made demand on the Company for approximately $450,000 under the guarantee but has made no attempt to collect on the guaranty as it pursues its direct remedies against the original borrower of the funds. LIM also holds 140,000 shares of the Company's common stock and certain real estate provided by the original borrower as collateral. The Company has reserved an amount that it believes will cover any obligation that may arise. A shareholder has advised the Company that the obligation has now been retired.

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

In March 2004, Jordan Grand Prix Limited, filed suit against the Company in the High Court of Justice, Queen's Bench Division (Central Office), London, UK, alleging violation of a sponsorship agreement and dated letter agreement entered into in July 2003. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under the letter agreement. On February 26, 2004, Jordan terminated both agreements. In order to avoid summary judgment in favor of the plaintiff, the Company escrowed 70,000 shares of its common stock with the court. Prior to trial, the Company was required to substitute $1.5 million for the escrowed shares. In June 2005, the Company placed an additional 60,000 shares of its restricted common stock in escrow. The Company settled the case in July 2005 in an out of court mediation by the payment of $1,500,000 in cash and the issuance of 30,000 shares of the Company's restricted common stock valued at $208,800.

In January 2005, the Company filed a lawsuit in the Circuit Court in and for the County of Duval, Florida against D. Weckstein and Company and Donald E. Weckstein, a former investment advisor to the Company, for breach of the Company's agreement with the advisor. In a mediation process completed in April 2005, the Company issued 60,000 additional shares of restricted common stock valued at $310,800 in full settlement of the matter and was released from all past and future obligations under the Agreement. This settlement was recorded in 2004.

On March 22, 2005, the Board of Regents of the University of Texas System filed an action against the Company and one of its subsidiaries, Gizmondo Europe, Ltd. in the United States District Court for the Western District of Texas, Austin Division, alleging that predictive text software used in the Company's Gizmondo gaming device infringes a patent held by the Board of Regents. The Company believes that its software does not infringe the Board of Regents' patent. The Company licenses this software from another company, which under the license agreement has indemnified the Company for infringement claims. The Company and Gizmondo Europe, Ltd. were dismissed from this action in July 2005.

Early in the third quarter of 2005, HandHeld Games, Inc. filed suit against the Company for damages and costs in excess of $200,000 as a result of a dispute between the Company and HandHeld Games over a game development contract for the game "Chicane". The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

In August 2005 the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004 the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra $1,541,280 in 2005 under a debenture providing for loans by the Company of up to $1,926,600 secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The action was filed in Florida State Court and has been removed by Integra to the U. S. District Court, Middle District of Florida, Jacksonville Division.

On August 19, 2005, Ogilvy Group Sweden Limited ("Ogilvy") commenced an action against Gizmondo Europe Limited in the Stockholm District Court to collect approximately $4.1 million plus interest allegedly owed to Ogilvy for marketing and advertising services provided to Gizmondo Europe during 2003 and 2004. Gizmondo Europe's relationship with Ogilvy was terminated on June 30, 2005. The Company has issued 400,000 shares of its common stock to Ogilvy as collateral for Gizmondo Europe's obligations to Ogilvy. On August 29, 2005, an affiliate of Ogilvy, Ogilvy Public Relations Worldwide, Inc. ("Ogilvy PR"), commenced an arbitration proceeding in New York City against Gizmondo Europe and the Company to collect approximately $305,000 plus interest allegedly owed to Ogilvy PR for public relations services under an agreement dated June 30, 2004. The agreement was terminated in December 2004. On September 20, 2005, the Company and Ogilvy PR settled this dispute for $125,000 to be paid by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Price and Dividend Information

The Company's Common Stock trades on the other over the counter market under the symbol "TGTL". The other over the counter market, sometimes referred to as pink sheets, is a quotation system for equity securities not listed on the national stock exchanges or the NASDAQ Stock Market, whose quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The Company's Common Stock began trading on the OTC Bulletin Board on May 22, 2001, as a result of a reverse merger with a public shell company. It was delisted from the Bulletin Board in May 2003.

As of August 23, 2005, the Company had issued and outstanding 61,068,312 shares of common stock, held by approximately 2,750 shareholders of record.

Following are the high and low closing stock prices in 2005, 2004, 2003 and 2002:

                         Fiscal Year Ended December 31,

                 2005                2004                2003                2002
                 ----                ----                ----                ----
            High       Low      High       Low      High       Low      High       Low
            ----       ---      ----       ---      ----       ---      ----       ---

1st Qtr.  $ 32.50   $ 18.80   $ 14.75   $  4.00   $  2.13   $   .75   $ 36.00   $ 12.75
2nd Qtr.  $ 20.95   $ 11.50   $ 14.75   $  9.00   $  1.00   $   .70   $ 13.50   $  6.00
3rd Qtr.  $ 20.00*  $ 14.60*  $ 14.70   $  6.63   $  2.00   $   .53   $  7.00   $  1.13
4th Qtr.                      $ 26.30   $ 11.10   $  2.50   $  1.35   $  3.63   $  1.25


*As of August 9, 2005

All share prices have been restated to reflect a 25 to 1 reverse stock split effected in July 2004.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for the year ended December 31, 2004, 2003 and 2002, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.


Year ended December 31, 2004, 2003 and 2002

                                     2004            2003            2002            2001            2000
                                 ------------    ------------    ------------    ------------    ------------
OPERATING DATA:
(IN THOUSANDS, EXCEPT SHARE
AND PER SHARE AMOUNTS)

Net Sales                        $        726    $          8    $        284    $          0    $          0

Cost of goods sold                        410              14             385               0               0
                                 ------------    ------------    ------------    ------------    ------------



Gross profit (loss)                       316              (6)           (101)              0               0
General and administrative             83,678           5,582           5,172             283               0
Selling and marketing                  13,814             683             597               0               0
                                 ------------    ------------    ------------    ------------    ------------



Operating income (loss)               (97,176)         (6,271)         (5,870)           (283)              0
Other income (expenses)                (2,062)         (1,496)         (4,826)              0               3
Interest expense, net                     (53)            (45)            (38)           (145)            (29)
                                 ------------    ------------    ------------    ------------    ------------
Net loss from continuing
operations                            (99,291)         (7,812)        (10,734)           (428)            (26)

Net loss from discontinued
operations                                 (0)             (0)           (353)           (871)           (639)
                                 ------------    ------------    ------------    ------------    ------------
Net Loss                              (99,291)         (7,812)        (11,087)         (1,299)           (665)
                                 ============    ============    ============    ============    ============

Basic and diluted net loss per
common share                     $      (5.02)   $      (1.66)   $      (3.93)   $      (0.60)   $      (0.31)
                                 ============    ============    ============    ============    ============

Weighted average shares of
outstanding                        19,785,471       4,710,208       2,822,876       2,173,099       2,169,467
                                 ============    ============    ============    ============    ============

                                                 December 31,
                                        2004        2003        2002
                                      --------    --------    --------

         BALANCE SHEET DATA:
         (IN THOUSANDS)
         Working capital deficiency   $(22,789)   $ (8,788)   $ (5,398)
         Total assets                   17,248         436         647
         Total liabilities              33,463       9,004       5,952
         Stockholders' deficiency      (16,215)     (8,567)     (5,305)

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

General Overview

During the first half of 2002, the Company's principal business was the retail sale of flooring products, including carpet, area rugs, wood and laminates, at discount prices, to commercial and retail customers. The Company announced the discontinuation of the flooring business on June 6, 2002, and sold the related assets on August 9, 2002. The flooring segment is treated as a discontinued operation in the financial statements.

In early 2003, the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on March 19, 2005, and expects to launch the full-scale production of Gizmondo in the fourth quarter of 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Results of Operations

Twelve months-ended December 31, 2003 compared to the twelve months ended December 31, 2004:

Net Sales: Sales for 2004 were $726,000 as compared to sales of $8,000 for 2003. The sales increase relates to activities of acquired entities. Sales are insignificant in all periods to date as the company is still developing its handheld wireless multi-entertainment device Gizmondo and has not begun sales efforts.

Gross Profit (Loss): Gross profit for 2004 was $316,000 compared to a gross loss of ($5,000) for 2003. Gross profits in 2004 were earned from operations of acquired subsidiaries while the impact of recording returns from trials created the negative gross margin in 2003.

Selling Expenses: Selling expenses for 2004 were $13,814,000 for 2004, compared to $684,000 for 2003, an increase of over $13 million. The increase is directly related to increased marketing efforts for the new Gizmondo product as it nears its release in the fourth quarter of 2005. Sales promotion expense exceeded $9,500,000 in 2004 and direct advertising was more than $2,100,000. In 2003 the Company was focused on selling to rental car concerns and developing new products such as the Gizmondo.

General and Administrative Expenses: General and administrative expenses for 2004 were $83,678,000 as compared to $5,582,000 in 2003, an increase of over $78,000,000. This increase can be attributed to highly elevated development activities as the Gizmondo approaches its release date. Personnel costs increased to over $20,000,000 (up from approximately $1,200,000 in 2003); consulting and other professional fees increased by $33,000,000 from 2003 amounts to over $34,000,000 in 2004; and direct R&D costs increased to over $27,000,000 from $3,000,000 in 2003. Expenses paid with common stock (non-cash) in 2004, included in the above amounts, increased to approximately $34,300,000 from approximately $300,000 in 2003. All of these specifically designated development costs were expensed as incurred and were not capitalized for financial reporting purposes.

Other Expenses: Other expenses for 2004 were $2,115,000 as compared to $1,542,000 in 2003 Interest expense was $53,000 for 2004 ($45,000 for 2003) as auto loan balances increased in the last two months of 2004. A loss related to settlement of lawsuits was $2,019,600 in 2004 with no comparable amount in 2003. Impairment of goodwill of $56,000 was recorded in 2004, none in 2003. Loss on debt extinguishment of $1,544,000 was recorded in 2003 while $0 was recorded in 2004.

Net Loss: The Company reported an operating loss for 2004 of $99,291,000 compared to a loss in 2003 of $7,812,000. Most of the loss for both years consists of expenses incurred in developing the Gizmondo product line as explained above. The UK subsidiary will incur significant costs in the development of its new products and in marketing them. Management anticipates that future net losses per quarter will be considerable higher then recent quarters as the Company increases the expenditures in product development and marketing for Gizmondo.

Twelve months-ended December 31, 2002 compared to the twelve months ended December 31, 2003:

Net Sales: Sales for 2002 were $284,000 and were from the entity that was sold on December 17, 2002 as compared to sales of $8,000 for 2003. This decrease in sales is principally due to not having unit sales from the sold entity of Tiger Telematics Ltd. (sold in December 2002) that reported sales in the comparable period of 2002. With Gizmondo Europe Ltd., the Company was focused in 2003 on building its next generation of product with enhanced features and in developing accounts and doing trials in the rental car business areas. The Company was focused from the third quarter 2003 onward on primarily developing its handheld wireless multi-entertainment device named Gizmondo.

Gross Loss: Similarly, gross losses were ($101,000) for 2002 and ($5,000) for 2003. The 2003 results reflect the change to a development company. The impact of recording returns from trials created the negative gross margin in 2003. The lower loss recorded was the result of not having the Tiger Telematics Ltd. numbers in the 2003 results. The Company made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to a gaming handheld entertainment device now named Gizmondo.

Selling Expenses: Selling expenses for 2002 were $597,000. For 2003, expenses were $684,000 due to marketing of the new Gizmondo product to be released later. Much of the increase can be attributed to the transformation of the Company into a development concern with a focus in early 2003 on selling to rental car concerns and developing new products such as the Gizmondo. Most of this actual cost related to the establishment of potential orders for rental car telematics products and a UK based motorbike company that produced motorbikes in China. Both of the projects have since been dropped from the Company's plans for the future. The Company also made an initial investment in a new child tracker product that was abandoned later in 2003 when the focus switched to gaming handheld entertainment device.

General and Administrative Expenses: General and administrative expenses for 2003 were $5,582,000 as compared to $5,172,000 in 2002 or down over $400,000.
This decrease came from the lower costs with the divestiture of Tiger Telematics Ltd. in December 2002 and the associated staff reductions from the sale. In order to further reduce expenditures the Company downsized and relocated its corporate office in late 2002 and continued to operate at a reduced cost rate in 2003 as compared to the same time period in 2002. These staff reductions reduced costs and allowed the Company to sustain operations but it delayed certain filings with regulatory bodies and made the Company's control system extremely reliant on fewer persons than would normally be the case. Expenditures were made to configure the Telematics products to obtain the coveted Thatcham Q class rating for the product. This rating may allow insurance companies to provide a discount in costs to users of the Company's telematics devices. Expenditures have been made in developing several new products including Child Tracker devices (since terminated) and the Gizmondo gaming handheld devices. All of these specifically designated development expenses in 2003 were expensed as incurred and were not capitalized for financial reporting purposes. The Company anticipates an increase in its general and administrative expenses in future periods as part of its product development strategy.

Other Expenses: Other expenses for 2003 were $1,542,000 as compared to $4,864,000 when the write-off of goodwill was completed. Other expenses consisted of interest expense on loans of $45,000 and currency transaction gains of $47,000. The currency transaction gain is due to the drop in the dollar currency relative to the sterling since the beginning of the year and carrying foreign based assets on the balance sheet. Interest in 2003 of $45,000 is $8,000 higher than in 2002 as the Company had interest costs on UK notes payable.

Net Loss from continuing operations: The Company reported a net loss of $(7,812,000) from continuing operations in 2003 as compared to a net loss of $(10,734,000) in 2002. The primary improvement was not having the goodwill write off in 2003. The loss was also lower due to the costs associated with the divested Tiger Telematics Ltd. no longer included in operations since it was sold, not having the write down of impaired goodwill and other intangible assets that occurred in 2002 in the numbers for 2003 and the cost reductions undertaken in late 2002. Management does anticipate that its losses in future quarters will grow materially as it expenses development costs, content costs, and marketing costs for the gaming device Gizmondo.

Net Loss from discontinued operations: Discontinued operations recorded a net loss of $0 in 2003 as compared to a loss of $353,000 in 2002. The operation of flooring segment was discontinued in June 2002. On August 9, 2002, the Company sold the assets of the flooring segment effectively eliminating that segment going forward from that date.

Net Loss: Although the Company reported an operating loss for 2003 of $7,812,000, a substantial portion of the loss consists of expenses incurred in developing the Gizmondo product line. The loss was 30% less in the prior year when the goodwill and other intangibles write-offs were taken. The difference is attributed the divestiture of Tiger Telematics Ltd. and not having its losses in the 2003 results, the elimination of the write down of impaired goodwill and other intangibles that occurred in 2002 and the cost reductions taken in late 2002 that helped results for the twelve months ended December 31, 2003. Management does not expect that there will be discontinued operations impacting 2003 going forward. The UK subsidiary will incur significant costs in the development of its new products and in marketing them. Management anticipates that future net losses per quarter will be considerable higher then recent quarters as the Company increases the expenditures in product development and marketing for Gizmondo.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In 2004 the Company funded its operations principally through private placements of its common stock, principally from accredited foreign investors, aggregating over $55,000,000. During 2003 the Company funded its operating losses and start-up costs principally with loans from stockholders or other parties and through private placements of common stock aggregating $1,745,000. Without such equity funding the Company would not have been able to sustain operations. During 2004 the Company's working capital deficit increased from $8,800,000 to over $22,800,000. This was the result of continued substantial losses, funded by private placements of its common stock and in part by increases in accounts payable and accrued expenses of over $22,000,000 while current assets increased just over $10,000,000 and acquisition costs, including increases in goodwill and other intangible assets of nearly $6,000,000.

During 2004 the Company also issued shares of common stock in payment for services rendered by various vendors (10,522,881 shares - $29,620,000), acquisition of subsidiaries (1,697,886 shares - $4,451,000) employee compensation (1,223,024 shares - $4,694,000) and in payment of notes and employee loans payable (80,000 shares - $108,000).

A subsidiary of the Company, Warthog, has a $184,400 line of credit with a balance of $121,500 (included in accrued expenses) outstanding at December 31, 2004. The note is without collateral, due on demand and was repaid in 2005. Interest is computed at 3% over the bank's base rate.

In May 2005, two entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in short term loans to Gizmondo Europe. These loans are repayable by September 30, 2005, and are guaranteed by the Company and by Carl Freer and Stefan Eriksson, personally. The Company also pledged 1,027,069 shares of its common stock as collateral for the loan.

The Company obtained additional equity capital ($73,100,000 through August 23, 2005) and will seek trade or bank financing as needed to fund the development and the launch of the Gizmondo product in different regions as needed. However, there can be no assurance that any future capital or other financing will be available, or if available on terms reasonably acceptable to the Company. As of December 31, 2004, the Company had stockholders' deficiency of $16,215,000.

At December 31, 2004, 36,306,607 shares of common stock were issued and outstanding. Through August 23, 2005, the Company has issued approximately 24.7 million additional shares of common stock in numerous private transactions aggregating over $200,000,000 (a) for cash, (b) upon conversion of debt, accounts payable or other liabilities, (c) for goods or services provided by vendors, strategic partners, professionals, consultants and employees and (d) in connection with the acquisition of assets. See Note C of the Consolidated Financial Statements.

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

In addition, the Company has routinely exchanged shares of its common stock for services and in satisfaction of debt owed by the Company to shareholders. Common stock exchanged for services from unrelated parties, shareholder debt and suppliers is valued at the appraised value of the Company's restricted common stock. Any differences between the appraised value and the stated value of services or debt is charged to operations.

The shares issued are restricted securities and may not be currently sold. The value of these restricted securities is determined by an independent business valuation expert on a quarterly basis. Management believes that the appraised value is a better indication of the fair value of the restricted shares issued than the price of freely traded shares in the open market due to the large number of issued restricted shares.

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

Recently Issued Accounting Standards

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company will apply the provisions of this statement effective January 1, 2006 and believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No market risk sensitive instruments

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The response to this item is submitted on pages F-1 - F-31 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). This includes the process and policies designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         (a) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         (b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         (c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Warthog Games Limited ("Warthog") was acquired by the Company within 2 months of the financial year end. Management has considered The Securities and Exchange Commission ("SEC") document entitled "Management's Report on Internal Control over Financial Reporting and Disclosure in Exchange Act Periodic Reports:
Frequently Asked Questions" and believe that it is appropriate to apply the guidance included in the answer to Question 3 (reporting on acquired businesses during the fiscal year). Warthog results were less than one percent of the consolidated net loss before tax for the year ended December 31, 2004 and management does not consider Warthog to be material to the financial statements. Hence management has excluded Warthog from management's report on internal control over financial reporting for 2004.

A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the following identified material weaknesses:

o The design of the Company's corporate governance framework does not currently meet the requirements of COSO's Internal Control-Integrated Framework in the following areas:
          -    The Company does not have an independent audit committee;
          - The Company does not have a fraud training program for employees, or a mechanism to report fraud to the board of directors; and
          - The Company does not have formalized and documented HR policies and procedures.
o Inadequate segregation of duties, which impacted the Company's financial reporting controls, taxation calculation and reporting controls, expenditure controls and information technology controls;
o Insufficient qualified personnel in human resources and payroll functions to maintain effective controls with respect to hiring of personnel; maintenance of employee records; payroll processing, including a lack of segregation of duties; and anti-fraud measures including inadequate policies for employee expenses;
o Inadequate controls and accounting policies over capitalization, disposition and evaluation of useful lives of fixed assets;

o Inadequate controls over purchases, including authorization, recording, ordering, confirmation of the receipt of goods or services, segregation of duties, and payment of suppliers;
o Inadequate IT back up procedures as back up media was held on site and not at a remote location in line with good practice;
o Ineffective or inadequate controls over the retention of records, returns to the tax authorities, review and reconciliation of accounts for UK Value Added Tax (VAT) on purchases; and
o Inadequate controls over the financial statements close process due to the lack of independent and timely review; lack of procedures to ensure consistency and completeness of the process; and lack of management information to enable effective review of the Company's performance.

Management continues to evaluate the impact of these deficiencies and weaknesses on the Company's financial reporting and control environment. The Company, has employed BDO Stoy Hayward LLP to assist in identifying remediation actions required to address these control deficiencies and weaknesses.

Goldstein Golub Kessler LLP has issued an auditors' report on management's assessment of our internal control over financial reporting. The auditors' report is included in the Report of Goldstein Golub Kessler LLP, Independent Registered Public Accounting Firm, that appears on page F-2 of this Annual Report on Form 10-K.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors and executive officers of the Company as of August 1, 2005 is provided below. The term of all of the directors of the Company expires May 30, 2006.

Michael Carrender
Director since 2002

Mr. Carrender, age 52, has been the Chief Executive Officer and Chief Financial Officer of the Company since August 2003 and was previously Executive Vice President and Chief Financial Officer of the Company since February 2002. Mr. Carrender served as President and Chief Executive Officer of Crowe Rope, a unit of JPBE, Inc., a manufacturer of cordage products, from January 1999 until he joined the Company in February 2002. He was an independent consultant for various companies prior to joining Crowe. He was Vice President and General Manager of Mail Well Inc., a New York Stock Exchange printing Company, from 1997 to 1998. Before he became a consultant, he was with Consolidated Packaging

Corporation, a publicly traded multi-plant paper converting company, for seventeen years during which he held positions of Treasurer (1979-1983), Chief Financial Officer (1984-1989), Chief Operating Officer (1988-1989), and President and Chief Executive Officer (1989-1996). Mr. Carrender holds a BA and an MBA in Finance.

Carl Freer
Director since August 2004

Mr. Freer, age 35, has served as Chairman since August 2004 and has been Managing director of the Company's Gizmondo Europe Ltd. subsidiary based in the UK since summer of 2003. He was the founder in 1999 of Eagle Eye Scandinavian Ltd. that was acquired by the Company in February 2002. He founded and served as Sales Director of ARE Media AB, a private media sales company in Stockholm, a Director of Performance Films SA, a film production company in Malaga, Spain and a Director of Rivera Auto Forum, a specialty auto dealership in Cannes, France. Mr. Freer is a director of WEG Entertainment and a trustee of several charities, including Kings Medical Research Trust.

Steve Carroll
Director since August 2004

Mr. Carroll, age 48, has served as a Director since August 2004 and has been the Chief Technology Director of the Company's Gizmondo Europe Ltd. subsidiary, since its inception in December 2002. He has been with the Company or its subsidiaries, since September 2002. He was formerly Director of Maxon, a Korean-high volume telecommunications equipment manufacturer from 1996 to 2002. He was previously employed at Marconi/MOD/GEC, telecommunication equipment manufacturers, in various positions from 1981 to 1996. He has a Masters Degree MSc from Cambridge in the UK.

Bo Stefan Eriksson
Executive Officer since September 2005

Bo Stefan Eriksson, age 46, is an executive officer of the Company's largest subsidiary, Gizmondo Europe Ltd., and is deemed to be an executive officer of the Company as of September 2005. Mr. Eriksson previously worked with Carl Freer at Eagle Eye Scandinavian Ltd., which was acquired by the Company in February 2002.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2004, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2004.

Code of Ethics

As of the date of this filing, the Company has adopted a Code of Business
Conduct and Ethics that applies to the Company's and its subsidiaries' officers, directors and employees.

Audit Committee and Audit Committee Financial Expert

The Company's board of directors acts as the Company's audit committee, with Michael W. Carrender acting as its chairman. The Company's board of directors has determined that the Company did not have an audit committee financial expert serving on its audit committee during the time period covered by this filing.
The Company did not have an audit financial expert serving on its audit committee because it was not a requirement for the time period covered by this filing.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation


The following table provides information on the total compensation paid or accrued during the fiscal years indicated below by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2004, 2003 and 2002 to all persons serving as the Company's chief executive officer during 2004, 2003 and 2002, to each of the Company's three most highly compensated executive officers other than the chief executive officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                                           Summary Compensation Table
                                            Annual Compensation (1)
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
                                                           Other               Securities            All
                                                           Annual    Stock     Underlying            Other
Name and Principal                                         Compen-   Awards    Options/    LTIP      Compen-
Position              Year      Salary          Bonus      sation     ($)      Shares      Payouts   sation
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
Michael W. Carrender  2004  $ 1,266,783(2)   $         0
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
Chief Executive       2003  $   200,000      $         0                             0
Officer
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
                      2002  $    78,564      $         0                       144,000(3)
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------

--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
Carl J. Freer         2004  $ 1,075,684      $ 1,123,850        0   975,0000         0              279,516(8)
Chairman (4)
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
                            $         0      $         0                             0

--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
A. J. Nassar          2004  $         0      $         0                             0
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
Former Chief          2003  $    50,000      $         0                             0
Executive Officer     2002
and Chairman until
July 2002 (5)
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
Steve Carroll (6)     2004  $  1,020,580     $         0           1,492,587         0
Chief Technology
Officer
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------
Bo Stefan Eriksson    2004  $    867,465     $ 1,365,456             884,024         0              104,095(9)
Director - Gizmondo
Europe (7)
--------------------- ---- ---------------- ------------- -------- ---------- ------------ ------- -----------


_______________________
(1)  No officer received perquisites in an amount greater than $50,000.
(2)  Mr. Carrender joined the Company in February 2002. Mr. Carrender is owed
     $646,666 in accrued but unpaid salary, as of December 31, 2004.
(3)  Options to purchase 144,000 shares at $1.50 per share were granted in
     August 2002 under the 2001 Stock Option Plan.
(4)  Mr. Freer became Chairman in August 2004, but was Managing Director of
     Gizmondo in 2003. He received his compensation in Great Britain Sterling from the subsidiary Gizmondo Europe Ltd. , which amount has been converted to US dollars at a 1.9277 conversion rate. The Company included in Mr.
     Freer's 2004 all other Compensation $163,855 paid by the Company to
     Bankside Law for legal fees incurred by Mr. Freer, personally.
(5)  Represents salary earned by Mr. Nassar from May 22, 2001 through December
     31, 2001, $35,343 of which was accrued and unpaid as of December 31, 2001.
     The salary level at the time of his resignation was $100,000 per annum. Mr.
     Nassar resigned as CEO on June 28, 2002.
(6)  In the first quarter of 2005, Gizmondo Europe acquired a luxury automobile for Mr. Carroll. The automobile had a value of approximately $231,324 at the time of acquisition, which amount is included in his 2005 compensation.
(7)  Mr. Eriksson's salary is paid in Great Britain Sterling from the subsidiary
     Gizmondo Europe Ltd. and converted to US dollars at a 1.9277 conversion rate.
(8)  Includes an automobile allowance of $115,662.
(9)  Automobile allowance.

Option Grants

No stock options were granted during 2004 pursuant to the Company's 2001 stock option plan.

The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 2001 Plan and outside of the 2001 Plan at December 31, 2004 by the individuals listed in the Summary Compensation Table.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
 Values
                                                    Number of Securities      Value of unexercised
                                                    Underlying Unexercised    In-the-Money Options
                                                    Options/Shares Fiscal     Shares at Fiscal
              Shares Acquired                       Year-End(%)Exercisable/   Year-End($) Acquired on
Name          on Exercise       Value Realized($)   Unexercisable             Exercisable/Unexercisable
----          -----------       -----------------   -------------             -------------------------
Michael W.
Carrender          0                  0               144,000/0                   $3,787,200/0 (1)

_____________________
(1) Represents the difference between the last reported sale price of the common stock on December 31, 2004 ($26.30) and the exercise price of the shares of the options at $1.50 multiplied by the number of options exercised.

Compensation of Directors

The directors of the Company are not compensated for serving as members of the Company's Board of Directors.

2001 Stock Option Plan

The Company adopted its 2001 stock option plan (the "2001 Plan") in July 2001.

The stock incentive plan provides for the granting of incentive stock related awards to officers, employees and other individuals so that the Company will be able to attract and retain the services of highly qualified individuals. The essential features of the 2001 Plan are set forth below.

Shares Authorized for Grant. Subject to the anti-dilution provisions discussed below, there are 320,000 shares of common stock reserved for issuance upon the exercise of options (following the 25 for 1 reverse split of July 30, 2004). Such shares may be authorized, but unissued shares of common stock, or reacquired shares. Shares subject to options granted under the 2001 Plan, which have lapsed or terminated may again be subject to options under the 2001 Plan. No options to purchase shares of common stock have been granted under the 2001 Plan as of December 31, 2004 but 144,000 were granted in 2002 and none were granted in 2003 or 2004.

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

2005 Stock Incentive Plan

The Company adopted the Tiger Telematics, Inc. 2005 Incentive Plan (the "2005 Plan") on May 13, 2005.

The 2005 Plan provides for the granting of stock awards to Board members, employees, professional advisors and other independent contractors to provide an incentive to such individuals who provide services to the Company or its subsidiary Companies who are in a position to contribute materially to the long-term success of the Company, to increase their proprietary interest in the success of the Company and to aid in attracting and retaining directors, employees and independent contractors of outstanding ability. The essential features of the 2005 Plan are set forth below:

Shares Authorized for Award. Subject to adjustment provisions discussed below, there are 1,000,000 shares of the Company's common stock, $.001 par value, reserved for issuance under the 2005 Plan. Such shares of common stock may be authorized, but unissued shares of common stock, or reacquired shares. In the event that any shares of common stock that are subject to the 2005 Plan are forfeited or redeemed by the Company, such shares may again be awarded under the 2005 Plan.

Administration of the 2005 Plan. The 2005 Plan is administered by an award committee appointed by the Board (the "Committee"). Subject to the express provisions of the 2005 Plan, the Committee has the authority to construe and interpret the 2005 Plan, to prescribe, amend and rescind rules and regulations relating to the 2005 Plan and to take all actions necessary or advisable for the administration of the 2005 Plan. Furthermore, the Committee grants stock awards to eligible persons and determines the time for granting stock awards, the number of shares of the Company's common stock subject to each stock award and all other terms and conditions of each stock award. The Committee's interpretation and construction of the 2005 Plan shall be final. Under the 2005 Plan, the Company indemnifies the Board of Directors and Committee.

Stock Awards to Eligible Individuals. All Board members, employees, professional advisors and other independent contractors who provide services to the Company or its Subsidiaries are eligible to receive stock awards under the 2005 Plan.

Terms and Conditions of Stock Awards. The Committee shall issue stock awards pursuant to a stock award agreement, which agreement shall contain or shall be subject to the following terms and conditions: the number of shares to which it pertains; the applicable restrictions on the shares; any events that would accelerate the applicable restrictions; and such other terms, conditions, provisions and restrictions as the Committee shall deem advisable. Additionally, any shares of common stock issued under the 2005 Plan shall include a legend to the effect that the shares represented thereby may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of the 2005 Plan.

Adjustments. The award shares shall be subject to adjustment as a result of a stock split or stock dividend or a combination of shares or any other change, or exchange for other securities by reclassification, reorganization, merger, consolidation, recapitalization or otherwise, as determined by the Committee.

Compliance with SEC Requirements. No certificate for award shares distributed pursuant to the 2005 Plan shall be issued until the Company shall have taken such action, if any, as is required to comply with the provisions of the Securities Act of 1933, as amended, the Securities Act of 1934, as amended, any other applicable laws and the requirements of any exchange in which the award shares may, at the time, be listed.

Income Tax Provisions. The Company or participating subsidiary shall to the extent required by law, and may, to the extent permitted by law, deduct from any payment of any kind otherwise due to a recipient of a stock award, the aggregate amount of any federal, state or local taxes of any kind required by law to be withheld with respect to the award shares or, such recipient shall pay to the Company, or make arrangements satisfactory to the Company regarding payment by the Company of, the aggregate amount of any such taxes. Until such amount has been paid or arrangements satisfactory to the Company have been made, no stock certificates under the 2005 Plan shall be issued to a recipient.

Employment Contracts and Termination and Change-In-Control Arrangements

As of December 31, 2004, the Company had employment agreements with all of its executive officers, Michael W. Carrender, Carl Freer, Steve Carroll and Stefan Eriksson.

The Company and Michael W. Carrender entered into an employment contract effective March 1, 2004, pursuant to which Mr. Carrender is employed as the Chief Executive Officer of the Company. This contract currently provides for an initial three year term through March 1, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Carrender upon proper notice. The base salary under this contract is a minimum of $1,800,000 per annum (effective as of October 1, 2004) and Mr. Carrender is eligible to receive (1) a bonus, and (2) certain perquisites described in the contract. If Mr. Carrender's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Carrender's death or permanent disability) or by Mr. Carrender for "good reason," then the Company must pay Mr. Carrender (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Gizmondo Europe, Ltd., the Company and Carl Freer entered into an employment contract effective March 1, 2004, pursuant to which Mr. Freer is employed as the Managing Director of Gizmondo Europe. This contract currently provides for an initial three year term through March 1, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Freer upon proper notice. The base salary under this contract is a minimum of $1,922,770 per annum (effective as of October 1, 2004) and Mr. Freer is eligible to receive (1) a bonus, and (2) certain perquisites described in the contract. If Mr. Freer's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Freer's death or permanent disability) or by Mr. Freer for "good reason," then the Company must pay Mr. Freer (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Gizmondo Europe, Ltd., the Company and Steve Carroll entered into an employment contract effective October 1, 2004, pursuant to which Mr. Carroll is employed as the Chief Technology Officer. This contract currently provides for an initial three year term through October 22, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Carroll upon proper notice. The base salary under this contract is a minimum of $1,542,160 per annum (effective as of February 1, 2005) and Mr. Carroll is eligible to receive (1) a bonus, and (2) certain perquisites described in the contract. If Mr. Carroll's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Carroll's death or permanent disability) or by Mr. Carroll for "good reason," then the Company must pay Mr. Carroll (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Gizmondo Europe, Ltd., the Company and Stefan Eriksson entered into an employment contract effective March 1, 2004, pursuant to which Mr. Eriksson is employed as a Director of Gizmondo Europe. This contract currently provides for an initial three year term through March 1, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Eriksson upon proper notice. The base salary under this contract is a minimum of $1,542,160 per annum (effective as of October 1, 2004) and Mr. Eriksson is eligible to receive (1) a bonus, and (2) certain perquisites described in the contract. If Mr. Eriksson's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Eriksson's death or permanent disability) or by Mr. Eriksson for "good reason," then the Company must pay Mr. Eriksson (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. The Company had no separate Compensation, Stock Option and Benefits Committee during the year ended December 31, 2004.

Shareholder Return Performance

This graph compares the Company total stockholder returns and the Standard and Poor's 500 Composite Stock Index, The graph assumes $100 invested at the per share closing price of the common stock of the Company on the other over the counter market from December 31, 2002 forward. Prior to the reverse shell merger in May 2001, there was no established public trading market for the Company's stock.

               12/31/2001    12/31/2002    12/31/2003    12/31/2004
               ----------    ----------    ----------    ----------

TGTL             100.00         63.13         43.48        413.93

S&P 500          173.12        130.53        163.51        178.23

Comparison of initial $100 investment the Standard and Poor's Composite Stock Index versus the common stock of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of August 9, 2005 for (a) the chief executive officer, (b) each of the Company's directors and executive officers, (c) all of the Company's current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of the Company's common stock.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities.


Shares of common stock that may be acquired by an individual or group within 60 days of August 9, 2005, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Ownership percentage is based on 59,252,323 shares of common stock outstanding on August 9, 2005, plus 144,000 options outstanding.

                                                      Amount and Nature of    Percent
                           Name of Beneficial Owner   Beneficial Owner        of Class
                           ------------------------   ----------------        --------
Directors and Executive
Officers:                  Michael W. Carrender1      1,924,036                3.2%

                           Carl Freer2                4,015,088                6.8%

                           Steve Carroll3             565,000                  1.0%

                           Stefan Eriksson4           1,137,750                1.9%
                                                      ---------                ----

All directors and                                     7,641,874                12.9%
executive officers as a
group (3 persons)



_______________________
1 Includes 144,000 shares issuable upon exercise of incentive stock options, shares held in joint account with spouse and individually. Mr. Carrender's address is 550 Water Street, Suite 937, Jacksonville, FL 32202.
2 Includes shares held by spouse and in the names of three dependent children. Mr. Freer's address is One Meadow Gate Park, Farnborough Business Park, Farnborough, Hampshire, UK GU146FG.
3 Mr. Carroll's address is One Meadow Gate Park, Farnborough Business Park, Farnborough, Hampshire, UK GU146FG.
4 Includes 22,750 shares held in the name of his dependent child. Mr. Eriksson's address is One Meadow Gate Park, Farnborough Business Park, Farnborough, Hampshire, UK GU146FG.

Equity Compensation Plan Information

The following table reflects the number of shares of the Company's common stock that, as of August 1, 2005, were outstanding and available for issuance under both (i) equity compensation plans that have previously been approved by our stockholders and (ii) equity compensation plans that have not approved by stockholders.

                                                                          Number of Securities
                                                                          Remaining Available for
                                                                          Future Issuance Under
                         Number of Securities to   Weighted-Average       Equity Compensation
                         be Issued Upon Exercise   Exercise Price of      Plans (Excluding
                         of Outstanding Options,   Outstanding Options,   Securities Previously
Plan Category            Warrants and Rights       Warrants and Rights    Issued)
-------------            -------------------       -------------------    ----------------------
Equity Compensation           144,000(1)                 $1.50                   156,000
Plans Approved by
Security Holders

Equity Compensation                 0                    $0                    1,000,000
Plans not Approved by
Security Holders

Total                         144,000                    $1.50                 1,156,000

_______________
1 Consists of options issuable under the 2001 Plan to purchase a total of 144,000 shares issued to Mr. Carrender in August 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003 the Company owed Mr. Carrender $136,570 in accrued salary. As of December 31, 2004, the Company owed Mr. Carrender $646,667 in accrued salary and reimbursable expenses.

During the fourth quarter of 2003, the Company converted $1,420,000 of debt to Carl Freer, a stockholder of the Company and an officer of a subsidiary of the Company, to 2,840,000 shares of common stock at the rate of $.50 per share. Mr. Freer later became a director and Chairman of the Board of the Company in August 2004. In addition, during the fourth quarter of 2003 the Company converted $226,730 of debt owed to Joe Marten into 453,460 shares of common stock valued at $.50 per share. Also during 2003, the Company converted $84,028 of debt owed to other shareholders and issued 178,054 shares valued at $.50 per share. All of these conversions were approved by the Company's board of directors. The Company recorded a loss in 2003 of $1,543,730 on the conversion of this shareholder debt.

In 2004, the Company issued 800,000 shares valued at $1,800,000 to Joe Marten for services rendered to the Company. In April 2004, Mr. Marten subsequently became an employee of Gizmondo Europe responsible for Investor Relations. Mr. Marten left the employment of Gizmondo Europe after the Company's Board of Directors learned that Mr. Martin had made an unauthorized purchase of a luxury automobile using Gizmondo Europe's funds.

During 2004, Mr. Carl Freer and Mr. Stefan Eriksson caused Asiatic Bank and Finance, a company registered in Panama with its head office in Hong Kong, to pay 3P PreForm Marketing and Research AB and other non-affiliated third parties $7,622,000 for research and development expenditures incurred by and charged to Gizmondo Europe. This amount has been credited in full payment of amounts previously owed by Carl Freer and Stefan Eriksson to Gizmondo Europe. Asiatic Bank and Finance owns 400,000 shares of common stock of Tiger Telematics, Inc., which it acquired in November 2003 at a price of $.50 per share.

On August 2, 2004, Gizmondo Europe completed the acquisition of Indie Studios AB for an aggregate of 1.6 million shares of the Company's common stock. At the time of this acquisition, Peter Uf, Joe Marten and Stefan Eriksson were directors of both Gizmondo Europe and Indie Studios. This transaction was approved by the Company's board of directors. For additional information regarding the acquisition of Indie Studios, see Note I to the Company's financial statements.

In September 2004, Northern Lights Software Limited ("Northern Lights"), a company registered in the United Kingdom, and Gizmondo Europe entered into a License Agreement, pursuant to which Northern Lights licensed the games Chicane and Colors and provided software development services to Gizmondo Europe. During 2004, Gizmondo Europe paid Northern Lights a total of $3,513,000 under the License Agreement, which amount was invoiced during the regular course of business. Carl Freer, Chairman of the Company's Board of Directors, and Stefan Eriksson are directors of both Northern Lights and Gizmondo Europe and each is the beneficial owner of 23.5% of the issued and outstanding share capital of Northern Lights. At December 31, 2004, the outstanding balance payable to Northern Lights was $906,000, which amount was subsequently paid in 2005.

In 2004 and the first quarter of 2005, Gizmondo Europe paid Anneli Freer, the spouse of Mr. Carl Freer, $116,000 and $57,831, respectively, for consultancy services provided to Gizmondo Europe. Mrs. Freer provided marketing and public relations services, an introduction to the performer Sting and time spent in connection with the creation of the "Agaju" gaming concept currently in development.

In 2004, the Company paid $163,855 to Bankside Law for legal fees incurred on behalf of Mr. Freer, personally. The Company included this amount as additional compensation to Mr. Freer.

Tamela Sainsbury, the corporate secretary of Gizmondo Europe, is the co-habiting partner of Steve Carroll, a director of the Company. In 2004, Gizmondo Europe paid Ms. Sainsbury $149,844 in base compensation, other compensation and bonuses of $82,954 and provided her with a luxury automobile valued at $69,108 at the time of acquisition. In addition, in 2004 the Company issued Ms. Sainsbury a total of 160,681 shares of the Company's common stock valued at $467,213. Ms. Sainsbury's base compensation for 2005 is $192,777.

In the UK, Gizmondo Europe maintains directors accounts whereby amounts owing to and from directors of Gizmondo Europe are netted in order to facilitate advances made and expenses incurred by directors. During 2004, Gizmondo Europe was owed as much as $5,723,860, and $3,122,210, by Messrs. Freer and Eriksson, respectively, using a conversion rate of 1.8074. All amounts owed by Mr. Freer were repaid prior to his becoming a director of the Company in August 2004. As of December 31, 2004, Mr. Eriksson owed $204,197 to Gizmondo, which loans were subsequently repaid. During 2005, Mr. Eriksson owed as much as $114,066 to Gizmondo Europe, all of which has been repaid.

The Company presently has three directors, all of whom are involved in management of the Company and its subsidiaries. The Company anticipates increasing the Board to seven directors and adding four independent directors. With respect to the transactions in 2004 described above in which Mr. Carl Freer, Mrs. Carl Freer and/or Mr. Stefan Eriksson had an interest, respectively, the Company will ask the four independent directors, when appointed, to review, with the assistance of independent counsel or other experts, and approve these transactions. For additional information regarding related party transactions, see Note J to the Company's financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2004, 2003 and 2002, the fees were $488,298, $75,000 and $75,000 respectively, for professional services rendered for the audit of the Company's financial statements. There was a change of the Company's auditors in November 2002.

Audit Related Services

The Company was billed $42,000, $40,000 and $60,000 for the years ended December 31, 2004, 2003 and 2002, respectively, for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission. In addition, the UK audit firm billed $87,000 in 2003 for reviews of Gizmondo Europe Ltd. subsidiary for inclusion in the Company's quarterly filings.

Tax Fees

The Company was not billed for tax services for 2004, 2003 and 2002. Amounts may be required to file the 2004, 2003 and 2002 tax returns.
         Additional Fees

The Company was not billed any fees for the years ended 2004, 2003 and 2002 for any products and fees related to accounting services, including financial information systems design and implementation.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


         The following documents are filed as part of the report:

         1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.


3.  List of Exhibits

Exhibit
No.                        Description

2.1 Agreement and Articles of Merger, Plan of Merger, Share sale and Merger Agreement Floor Decor, Inc. and Media Communications Group Corporation1

2.2 Stock Purchase Agreement among Floor Decor, Inc., Eagle Eye Scandinavian Distribution Ltd. and the stockholders of Eagle Eye dated December 2001 as amended by an Amendment to Stock Purchase Agreement attached hereto.2

2.3 The Asset Purchase Agreement among Tiger Telematics, Inc., Comworxx, Inc. and the stockholders of Comworxx dated June 13, 2002.3

___________________
1 Incorporated by reference to Exhibit of the same number filed with the Company's Form 8K dated June 25, 2000.
2   Incorporated by reference to Form 8K dated February 19, 2002.
3   Incorporated by reference to Form 8K dated June 27, 2002.

2.4 Asset Purchase Agreement dated August 9, 2002 between the Company and MINIME Inc. and related Assignment and Assumption, Security Agreement and 2 Lease Assignment and Assumption Agreements.4

2.5 Stock Purchase Agreement dated December 20, 2002 between Norrtulls Mobileextra Akliebolag and Tiger Telematics, Inc. and Tiger Telematics, Ltd. and related Royalty Agreement.5

2.6 Asset Purchase Agreement to buy assets and subsidiaries of Warthog Plc. Dated November 3,2004.6

2.7 Stock Purchase Agreement to buy shares of Integra Sp dated October 29, 2004 subject to their shareholder approval.7

2.8 Stock Purchase Agreement dated May 20, 2004, among Golden Sands Investment Holdings, Ltd. (the sole stockholder of Indie Studios AB), the Company and Gizmondo Europe.8

2.9 Amended and Restated Stock Purchase Agreement dated January 19, 2005, by and among the Company, Integra SP Holdings Limited and Integra SP Nominee Limited.9

2.10 Stock Purchase Agreement dated September 2, 2005, between the Company and Globicom, Inc.10

3.1.1    Certificate of Incorporation of the Company.11

___________________
4   Incorporated by reference to Form 8K dated August 9, 2002.
5   Incorporated by reference to Form 8K dated January 20, 2003.
6   Incorporated by reference to Form 8K dated November 5, 2004.
7   Incorporated by reference to Form 8K dated November 3, 2004.
8   Filed herewith.
9   Filed herewith.
10  Filed herewith.
11  Incorporated by reference to Form 10SB12 B/A filed on October 19, 2000.

3.1.2    Bylaws of the Company12

3.2.3 The Certificate of Amendment amending the Certificate of Incorporation of the Company. Name change to Tiger Telematics, Inc.13

4.1      Form of specimen certificate for Common Stock of the Company14
4.1      Form of Subscription Agreement15

4.2      Form of Registration Rights Agreement16

4.3      Form of Warrant Agreement17

4.4      Risk Factors18

10.1 Building Lease Agreement for the Company's "big box superstore" located at 6001 Powerline Road, Ft. Lauderdale, FL.19

10.2     Building  Lease  Agreement for 700 S. Military  Trail,  Lake Worth,  FL
         3316320

10.3     2001 Stock Option Plan21

10.4     2005 Incentive Plan of Tiger Telematics, Inc.22

10.5 Employment Agreement dated March 1, 2004, between the Company and Michael W. Carrender, as amended.23

10.6 Employment Agreement dated March 1, 2004, among Gizmondo Europe, Ltd., the Company and Carl Freer, as amended.24

10.7 Employment Agreement dated October 22, 2004, among Gizmondo Europe, Ltd., the Company and Steve Carroll, as amended.25

10.8 Employment Agreement dated March 1, 2004, among Gizmondo Europe, Ltd., the Company and Stefan Eriksson, as amended.26

10.9 Game Concept License Agreement dated August 4, 2005, between Gizmondo Europe, Ltd. and Game Factory Publishing, Ltd.27

___________________
12  Incorporated by reference to Form 10SB12 B/A filed on October 19, 2000.
13  Incorporated by reference to Form 8K dated June 6, 2002.
14 Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
15  Incorporated by reference to Form 8K dated February 19, 2002.
16  Incorporated by reference to Form 8K dated February 19, 2002.
17  Incorporated by reference to Form 8K dated October 6, 2004.
18  Incorporated by reference to Form 8K dated February 19, 2002.
19 Incorporated by reference to Form 10Q second quarter June 30, 2001 filed on August 14, 2001.
20 Incorporated by reference to Form 10Q second quarter June 30, 2001 filed on August 14, 2001.
21  Incorporated by reference to Proxy Statement - July 11, 2001.
22  Filed herewith.
23  Filed herewith.
24  Filed herewith.
25  Filed herewith.
26  Filed herewith.
27  Filed herewith.

10.10 License Agreement dated September 2004, between Gizmondo Europe, Ltd. and Northern Lights Software, Ltd.28

14       Code of Business Conduct and of Ethics29

21       Subsidiaries of the Company30

21.1     Eagle Eye exclusive distributor Agreement - Scandinavia and
         Yugoslavia31

21.2     Automotive Software Agreement - Tiger Telematics Subsidiary32

21.3     Purchase of Games from SCi License Agreement33

21.4 Signing of 3 year Games Agreement for Gizmondo and Disney's Buena Vista Games34

31 Rule 13a-14(a)Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 200235

32       Section 1350 Certifications36


___________________
28  Filed herewith.
29  Filed herewith.
30  Filed herewith.
31 Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
32 Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
33  Incorporated by reference to Form 8K dated October 6, 2004.
34  Incorporated by reference to Proxy Statement - July 11, 2001.
35  Filed herewith.
36  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on September 26, 2005.


                                              Tiger Telematics, Inc.


                                              By:  /S/ Michael W. Carrender
                                                 -----------------------------
                                                  Michael W. Carrender
                                                  Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2005.

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


/s/ Steve Carroll                      Director
-------------------------------
Steve Carroll

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Financial Statements

         Report of Independent Registered Public Accounting Firm          F-2

         Consolidated Balance Sheets                                      F-6

         Consolidated Statements of Operations                            F-7

         Consolidated Statements of Stockholders' Deficiency              F-8

         Consolidated Statements of Cash Flows                            F-9

         Notes to Consolidated Financial Statements                       F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tiger Telematics, Inc. and Subsidiaries, Inc.


We have audited the accompanying consolidated balance sheets of Tiger Telematics, Inc. and Subsidiaries, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholder's deficiency, and cash flows for the each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Telematics, Inc. and Subsidiaries, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
August 24, 2005, except for the last paragraph of Note K, as to which the date is September 2, 2005, Note P, as to which the date is September 8, 2005, and the second to last paragraph of Note K, as to which the date is September 20, 2005.

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Tiger Telematics, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Tiger Telematics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management's Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of Warthog Games Limited ("Warthog"), which was acquired in November 2004, representing approximately .5% of consolidated net losses during 2004. Accordingly, our audit did not include the internal control over financial reporting of Warthog. Tiger Telematics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the following material weaknesses have been identified and included in management's assessment:
o The design of the Company's corporate governance framework does not currently meet the requirements of COSO's Internal Control-Integrated Framework in the following areas:
          -    The Company does not have an independent audit committee;
          - The Company does not have a fraud training program for employees, or a mechanism to report fraud to the board of directors; and
          - The Company does not have formalized and documented HR policies and procedures.
o Segregation of duties are inadequate, which impacted the Company's financial reporting controls, taxation calculation and reporting controls, expenditure controls and information technology controls;
o There is an insufficient number of qualified personnel in the human resources and payroll functions to maintain effective controls with respect to hiring of personnel; maintenance of employee records; payroll processing, including a lack of segregation of duties; and anti fraud measures including inadequate policies for employee expenses;
o Controls and accounting policies over capitalization, disposition and evaluation of useful lives of fixed assets are inadequate;
o There are inadequate controls over purchases including authorization, recording, ordering, confirmation of the receipt of goods or services, segregation of duties, and payment of suppliers;
o Information Technology back-up procedures are inadequate, as back up media was held on site and not at a remote location;
o There are inadequate controls over the retention of records, returns to the tax authorities, review and reconciliation of accounts for UK Value Added Tax (VAT) on purchases; and
o Controls over the financial statements closing process are inadequate due to the lack of independent and timely review; lack of procedures to ensure consistency and completeness of the process; and lack of management information to enable effective review of the Company's performance.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated August 24, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Tiger Telematics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the internal control criteria, Tiger Telematics, Inc. has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tiger Telematics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004 of Tiger Telematics, Inc. and our report dated August 24, 2005 expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management's statement referring to their continuing evaluation of identified material weaknesses and employment of a third party consultant to assist in identifying remediation actions.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
August 24, 2005


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003



                                                           2004             2003
                                                      -------------    -------------
ASSETS
Current Assets
       Cash                                           $   4,653,559    $       8,959
       Accounts receivable                                  616,571            2,104
       Inventories                                           38,532           35,570
       Other receivables                                  3,129,235             --
       Due from employees                                   204,081             --
       Prepaid expenses                                   1,622,562           45,383
                                                      -------------    -------------
                Total current assets                     10,264,540           92,016

Property and Equipment, net                               1,105,853          344,376

Other Assets
       Goodwill                                           3,975,670             --
       Other intangible assets                            1,901,765             --
       Deferred tax asset, net of valuation
       allowance of  $45,000,000 in 2004 and
       $7,640,000 in 2003                                      --               --
                                                      -------------    -------------
                                                      $  17,247,828    $     436,392
                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' Deficiency
Current Liabilities
       Accounts payable                               $  13,976,402    $   3,667,646
       Amount due stockholders                              248,266            9,191
       Notes payable - current portion                       78,937           37,140
       Accrued expenses                                  15,710,374        1,750,005
       Deposits on common stock                           1,871,730        2,247,891
       Contingent liabilities arising from
        discontinued operations                           1,168,243        1,168,243
                                                      -------------    -------------

                Total current liabilities                33,053,952        8,880,116
                                                      -------------    -------------

Notes payable after one year                                408,638          123,743
                                                      -------------    -------------

                Total Liabilities                        33,462,590        9,003,859
                                                      -------------    -------------
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficiency
Common stock - 0.001 par value authorized
 500,000,000 and 250,000,000 shares in
 2004 and 2003 respectively. Issued and
 outstanding 36,306,607 and 9,498,105 in
 2004 and 2003 respectively                                  36,307            9,498
Additional paid-in-capital                              107,017,140       13,051,547
Accumulated other comprehensive loss                     (3,112,766)        (763,732)
Deficit                                                (120,155,443)     (20,864,780)
                                                      -------------    -------------
                           Stockholders' deficiency     (16,214,762)      (8,567,467)
                                                      -------------    -------------
                                                      $  17,247,828    $     436,392
                                                      =============    =============


                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2004, 2003 and 2002


                                                            2004            2003            2002
                                                        ------------    ------------    ------------
Net Sales                                               $    726,225    $      8,317    $    283,730
Cost of goods sold                                           409,855          13,596         384,968
                                                        ------------    ------------    ------------

                  Gross profit (loss)                        316,370          (5,279)       (101,238)
                                                        ------------    ------------    ------------

Operating expenses
         Selling expense                                  13,814,076         683,708         597,188
         General and administrative                       83,677,812       5,581,750       5,171,731
                                                        ------------    ------------    ------------

                  Total operating expenses                97,491,888       6,265,458       5,768,919
                                                        ------------    ------------    ------------

                  Operating Loss                         (97,175,518)     (6,270,737)     (5,870,157)
                                                        ------------    ------------    ------------

Other income (expense)
         Impairment of goodwill                              (55,777)           --        (4,884,733)
         Loss on extinguishment of
          debt instruments                                      --        (1,543,730)           --
         Gain on sale of subsidiaries                           --              --           248,009
         Other                                            (2,006,271)         47,442        (189,724)
         Interest expense                                    (53,097)        (45,424)        (37,712)
                                                        ------------    ------------    ------------

                                                          (2,115,145)     (1,541,712)     (4,864,160)
                                                        ------------    ------------    ------------

         Loss from continuing operations                 (99,290,663)     (7,812,449)    (10,734,317)
         Loss from discontinued operations                      --              --          (353,430)
                                                        ------------    ------------    ------------
                  Net loss                              $(99,290,663    $ (7,812,449)   $(11,087,747)
                                                        ============    ============    ============

         Basic and diluted net loss per common share:

         Loss from continuing operations                $      (5.02)   $      (1.66)   $      (3.80)
                                                        ============    ============    ============

         Loss from discontinued operations              $       --      $       --      $      (0.13)
                                                        ============    ============    ============

         Net loss                                       $      (5.02)   $      (1.66)   $      (3.93)
                                                        ============    ============    ============

         Weighted average shares outstanding
         (basic and diluted)                            $ 19,785,471    $  4,710,208    $  2,822,876
                                                        ============    ============    ============


                 See Notes to Consolidated Financial Statements


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
              For the years ended December 31, 2004, 2003 and 2002

                                                                                     Accumulated
                                                                      Additional        other                             Total
                                             Common Stock              Paid-in      Comprehensive     Accumulated     Stockholders'
                                        Share           Amount         Capital          Loss           Deficiency       Deficiency
                                    -------------   -------------   -------------   -------------    -------------    -------------
Balance (deficiency)
 December 31, 2001                      2,235,467           2,235   $     567,720   $        --      $  (1,964,584)   $  (1,394,629)

Issuance of common stock
 and warrants:
  Private placement                       100,498             100         876,573            --               --            876,673
  Conversion of notes payable and
  amounts due Stockholders                335,361             335       1,987,754            --               --          1,988,089
  Acquisition of Tiger Telematics         280,000             280       2,799,720            --               --          2,800,000
  Limited
  Acquisition of Comworxx Inc.            170,531             171       1,065,646            --               --          1,065,817
  Services                                105,600             106         446,352            --               --            446,458

Net Loss                                     --              --              --              --        (11,087,747)     (11,087,747)
                                    -------------   -------------   -------------                    -------------    -------------
Balance (deficiency)
 December 31, 2002                      3,227,457           3,227       7,743,765            --        (13,052,331)      (5,305,339)

Issuance of common stock:
  Private placement                     2,372,034           2,372       1,742,718            --               --          1,745,090
  Conversion of notes payable
  and amounts due stockholders          3,471,514           3,472       3,271,016            --               --          3,274,488
  Services                                427,100             427         294,048            --               --            294,475
  Other comprehensive loss:
  Foreign currency translation
   adjustment                                --              --              --          (763,732)            --           (763,732)
Net Loss                                     --              --              --        (7,812,449)      (7,812,449)      (7,812,449)
                                                                                    -------------
Total Comprehensive Loss                     --              --              --        (8,576,181)            --               --
                                    -------------   -------------   -------------   -------------    -------------    -------------


Balance (deficiency)
 December 31, 2003                      9,498,105           9,498      13,051,547        (763,732)     (20,864,780)      (8,567,467)

Issuance of common stock:
  Private placement                    13,284,731          13,285      55,106,701            --               --         55,119,986
  Conversion of notes payable              80,000              80         107,570            --               --            107,650
  Services                             10,522,881          10,523      29,609,000            --               --         29,619,523
  Stock based Employee
   compensation                         1,223,024           1,223       4,693,155            --               --          4,694,378
  Acquisition of subsidiaries           1,697,866           1,698       4,449,167            --               --          4,450,865
  Other comprehensive loss:
  Foreign currency translation               --              --              --        (2,349,034)            --         (2,349,034)
  adjustment
  Net loss                                   --              --              --       (99,290,663)     (99,290,663)     (99,290,663)
                                                                                    -------------
  Total comprehensive loss                   --              --              --      (101,639,697)            --               --
                                    -------------   -------------   -------------   -------------    -------------    -------------
Balance (deficiency)
 December 31, 2004                     36,306,607   $      36,307   $ 107,017,140   $  (3,112,766)   $(120,155,443)   $ (16,214,762)
                                    =============   =============   =============   =============    =============    =============

                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002



                                                            2004            2003            2002
                                                        ------------    ------------    ------------
Cash Flows from Operating Activities:

     Loss from continuing operations                    $(99,290,663)   $ (7,812,449)   $(10,734,317)
     Loss from discontinued operations                          --              --          (353,430)
                                                        ------------    ------------    ------------
         Net Loss                                        (99,290,663)     (7,812,449)    (11,087,747)
     Other comprehensive loss                             (2,349,034)       (763,732)           --

Adjustments to reconcile net loss
to net cash used in operating activities:
     Depreciation                                            496,374          74,173          63,924
     Amortization of intangible assets                          --              --           115,762
     Loss (gain) on currency transactions                       --              --           189,724
     Common stock issued for operating expenses           34,313,901         294,475         446,458
     Gain of sale of subsidiary                                 --              --          (248,009)
     Write down of assets of acquired company                   --              --           407,000
     Impairment of goodwill and other intangibles             55,777            --         4,884,733
     Loss on extinguishment of debt instruments                 --         1,543,730            --

    Changes in assets and liabilities:
      Decrease in assets of discontinued operations             --              --         1,278,443
      Increase (Decrease) in liabilities of
        discontinued operations                                 --              --          (735,409)

    (Increase) decrease in assets:
      Accounts receivable                                    338,974         114,544        (116,648)
      Other receivables                                   (1,774,256)           --              --
      Inventories                                             99,265         127,919        (163,488)
      Prepaid expenses                                    (1,479,812)         83,821        (129,204)

    Increase (decrease) in liabilities:
      Accounts payable                                     9,382,130       2,216,648       1,450,998
      Accrued expenses                                    12,594,251        (211,639)      1,961,644
      Net liabilities related to sold operations                --            15,530       1,152,713
                                                        ------------    ------------    ------------
            Net cash used in operating activities        (47,613,093)     (4,316,980)       (529,106)
                                                        ------------    ------------    ------------
Cash Flows From Investing Activities:
     Purchase of property and equipment                   (1,120,795)       (181,353)       (237,196)
     Acquisition of subsidiary - net of cash received     (1,926,667)           --              --
                                                        ------------    ------------    ------------
            Net cash used in investing activities         (3,047,462)       (181,353)       (237,196)
                                                        ------------    ------------    ------------
Cash Flows From Financing Activities:
     Issuance of common stock and warrants                55,119,986       1,745,090         876,673
     Net change in deposits on common stock                 (376,161)      2,247,891            --
     Loans and advances from stockholders                    234,638       1,334,075         204,014
     Repayment to stockholders                                  --          (804,911)       (534,281)
     Proceeds from notes payable                             369,571            --           184,400
     Payments on debt                                        (42,879)        (14,853)         (8,664)
     Other                                                      --              --            23,829

            Net cash provided by financing activities     55,305,155       4,507,292         745,971
                                                        ------------    ------------    ------------

            Net change in cash                             4,644,600           8,959         (20,331)


                 See Notes to Consolidated Financial Statements
                                      F-9


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued


                                                          2004           2003          2002
                                                      -----------    -----------   -----------
Cash:
     Beginning of year                                      8,959           --          20,331
                                                      -----------    -----------   -----------
     End of year                                      $ 4,653,559    $     8,959   $      --
                                                      ===========    ===========   ===========

Supplemental disclosure of Cash Flow Information:
     Cash paid for interest                           $    53,097    $    45,424   $    19,489
                                                      ===========    ===========   ===========




Financing Activities:
     Conversion of trade notes to common stock        $    97,650    $      --     $      --
     Conversion of stockholder debt to common stock   $    10,000    $ 3,274,488   $ 1,988,089
                                                      -----------    -----------   -----------
                                                      $   107,650    $ 3,274,488   $ 1,988,089
                                                      ===========    ===========   ===========
Investing Activities:
     Cash paid for subsidiary                         $ 1,964,485    $      --     $      --
     Common stock issued for acquisition                4,450,865           --       3,865,817
     Liabilities in excess of assets acquired             284,531           --            --
                                                      -----------    -----------   -----------
                                                      $ 6,699,881    $      --     $ 3,865,817
                                                      ===========    ===========   ===========
Acquisition of subsidiaries:

     Goodwill                                         $ 4,031,447    $      --     $ 3,714,818
     Other intangible assets                            1,901,765           --       3,263,050
     Accounts receivable                                  953,441           --         507,307
     Other receivables                                  1,559,060           --            --
     Inventories                                          102,227           --         105,472
     Prepaid expenses                                      97,367           --          24,838
     Property and equipment                               137,056           --         282,065
     Accounts payable                                    (742,616)          --        (891,632)
     Overdraft                                           (184,010)          --            --
     Due to related parties                               (14,437)          --        (944,962)
     Accrued expenses                                  (1,463,768)          --      (2,195,927)
     Cash and stock paid for subsidiaries              (6,415,350           --      (3,865,817)
                                                      -----------    -----------   -----------

    Cash received                                     $    37,818    $      --     $       788
                                                      ===========    ===========   ===========




                 See Notes to Consolidated Financial Statements

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Tiger Telematics, Inc. (the Company or Tiger) and its wholly owned subsidiaries are principally engaged in the business of developing and marketing the Gizmondo wireless handheld multi-entertainment gaming device. During 2002 the Company's principal business was developing and marketing telematics products principally in Western Europe.

The Company (previously known as Floor Decor, Inc.) and its then wholly owned subsidiaries, Media Flooring, Inc. and Floor Decor LLC owned and operated retail stores in Florida. In 2002, the Company sold this business and changed its name from Floor Decor, Inc. to Tiger Telematics, Inc. Prior to its sale in August 2002 and its classification as a discontinued operation, the Company's primary business was retail floor covering.

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

The Company started Tiger Telematics Europe, Ltd. (now known as Gizmondo Europe, Ltd.) in late 2002 to focus on developing new telematics products including next generation fleet telematics products and child tracker products.

In early 2003 the Company began developing a new multi-entertainment wireless handheld gaming device referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on March 19, 2005, and expects to launch the full-scale production of Gizmondo in the fourth quarter of 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg 4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Significant Accounting Policies:

Going Concern:

The Company has sustained net losses aggregating over $118.2 million over the past three years and at December 31, 2004 had a net working capital deficiency of $22.8 million.

During that period, over $35 million of expenses were funded by issuing restricted common stock in exchange for services and did not require the use of cash.

Management anticipates proceeds from sales of Gizmondo units and accessories to increase significantly after the U.S. launch of the product in the fourth quarter of 2004. Management also anticipates the issuance of equity securities to meet working capital requirements and to fund development costs incurred in connection with developing Telematics related products that the Company believes will enhance its operations. Additionally, the Company borrowed approximately $21.2 million from shareholders on a short-term basis and management believes that future borrowing are available from shareholders if needed.

In July 2005, the Company instituted significant cost savings measures including: closing unneeded facilities, reducing staff by over 100 employees and instituting other cost savings measures.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Principles of Consolidation:

The consolidated financial statements include the accounts of Tiger Telematics, Inc. (Company), and its majority owned subsidiaries and the discontinued operations of Floor Decor Inc. and its subsidiaries through the date of their divestiture in 2002. All intercompany transactions are eliminated in consolidation.

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

Valuation of Common Stock:

The shares of common stock issued as payment for services, employee bonuses, acquisitions and debt payments are restricted securities and may not be currently sold. The "fair value" of these restricted securities is determined by an independent business valuation expert on a quarterly basis. Management believes that the appraised value is a better indication of the fair value of the restricted shares issued than the price of freely traded shares in the open market due to the large number of issued restricted shares.

Foreign Currency Translation:

Results of operations and cash flows are translated at average exchange rates and assets and liabilities are translated at end-of-period exchange rates for operations outside the United States that prepare financial statements in other than the US dollar (generally in the UK). Translation adjustments are included in other comprehensive income (loss) until such time as the entity that generated the adjustments is sold. Gains and losses from foreign currency transactions are not material and are reflected in other income (loss), net.

Inventories:

Inventories are stated at the lower of cost (specific identification basis) or market, and consist of electronic components.

Property and Equipment:

Property and equipment is stated at cost. Depreciation is provided by straight-line methods over their estimated service lives. Vehicles and furniture, fixtures and equipment are depreciated over periods from 3 to 7 years.

Income Taxes:

Income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and dates on the date of enactment.

Stock-Based Compensation:

In July 2001, the stockholders approved the adoption of the Company's 2001 Employee Stock Option Plan (the "Plan"). Stock options are granted at a price equal to the market value of the Common Stock at the date of grant, generally expire 10 years from the date of the grant and vest equally over a three-year service period.

                                                 2004       2003       2002
                                               --------   --------   --------

Total common shares available for grant         176,000    176,000    320,000
Options to purchase common shares
 granted at $1.50 per share                         -0-        -0-    144,000
Options exercised                                   -0-        -0-        -0-
Options forfeited/expired                           -0-        -0-        -0-
Options available for grant                     176,000    176,000    176,000
Shares vested during the year                    36,000     36,000     36,000
Shares granted but unvested                      36,000     72,000    108,000

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

The Black-Scholes option price model was used to estimate the fair value as of the date of grant using the following assumptions for all years presented:

       Dividend yield                                             0%
       Risk-free interest rates                                4.35%
       Volatility                                            163.00%
       Expected option term (years)                            9.61
       Weighted-average fair value of options
        granted during the year                            $   1.50

If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows: (In thousands except for per share amounts)


                                                         2004          2003          2002
                                                      ----------    ----------    ----------
Net loss as reported                                  $  (99,291)   $   (7,812)   $  (11,088)

Stock based compensation  expense,  net of tax ($0)   $    4,694          --            --
included in the determination of net loss as
reported
Stock  based  compensation  expense  under the fair   $   (4,748)   $      (54)   $      (54)
value based method, net of tax ($0)
Pro forma net loss                                    $  (99,345)   $   (7,866)   $  (11,142)
Net loss per share, as reported                       $    (5.02)   $    (1.66)   $    (3.93)
Pro forma net loss per share                          $    (5.02)   $    (1.67)   $    (3.95)


2005 Stock Incentive Plan

The Company adopted the Tiger Telematics, Inc. 2005 Incentive Plan (the "2005 Plan") on May 13, 2005. The 2005 Plan provides for the granting of stock awards to Board members, employees, professional advisors and other independent contractors to provide an incentive to such individuals who provide services to the Company or its subsidiary Companies who are in a position to contribute materially to the long-term success of the Company, to increase their proprietary interest in the success of the Company and to aid in attracting and retaining directors, employees and independent contractors of outstanding ability.

There are 1,000,000 shares of the Company's common stock, $.001 par value, reserved for issuance under the 2005 Plan. Such shares of common stock may be authorized, but unissued shares of common stock, or reacquired shares. In the event that any shares of common stock that are subject to the 2005 Plan are forfeited or redeemed by the Company, such shares may again be awarded under the 2005 Plan.

No certificate for award shares distributed pursuant to the 2005 Plan shall be issued until the Company shall have taken such action, if any, as is required to comply with the provisions of the Securities Act of 1933, as amended, the Securities Act of 1934, as amended, any other applicable laws and the requirements of any exchange in which the award shares may, at the time, be listed.

No shares have been awarded under the 2005 Plan.

Goodwill:

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.

SFAS 142, "Goodwill and Other Intangible Assets" requires that intangible assets with definite useful lives be amortized over their respective useful lives to their residual values, and all intangible assets be reviewed for impairment.

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

Impairment:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Research and Development Costs:

Research and development costs are expensed as incurred. All of the Company's efforts are focused on developing the Gizmondo. Research and development costs were $27,200,000, $3,000,000 and $0 for 2004, 2003 and 2002 respectively.

Comprehensive (Loss) Income:

The Company reports comprehensive (loss) income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within the financial statements. Loss on foreign currency exchange is the only component of the Company's other comprehensive loss.

Cash:

The Company maintains cash in bank deposit accounts, which at times, exceed insured limits. The Company has not experienced any losses on these accounts.

Revenue Recognition:

Sales are recognized when merchandise is delivered and accepted by the customer, net of estimated sales returns, discounts and allowances.

Advertising Cost:

Advertising costs are included in selling expense and are expensed in the period incurred. Such costs were $2,177,000, $684,000 and $18,500 for 2004, 2003 and
2002, respectively.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Statements" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. The carrying value of current assets such as receivables, and liabilities such as payables, approximate fair value due to the short maturity of instruments. The Company has no off balance sheet financial instruments.

Recently Issued Accounting Standards:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on the Company's net loss and net loss per share if it had been in effect during the year ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period beginning January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company will apply the provisions of this statement effective January 1, 2006 and believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.

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

NOTE C - EQUITY TRANSACTIONS

Private placements of common stock:

The Company entered into various private placement transactions with individual and institutional investors and sold 13,284,731, 2,372,034 and 100,498 shares of its common stock in 2004, 2003 and 2002, respectively, at per share prices ranging from $.25 to $15.99 in 2004, $.25 to $1.25 in 2003 and $10.00 in 2002.

At December 31, 2004, 36,306,607 shares of common stock were issued and outstanding. Through August 23, 2005, the Company issued approximately 24.7 million additional shares in numerous private transactions (a) for cash, (b) to settle debt, accounts payable or other liabilities, (c) purchase goods or services provided by vendors, strategic partners, professionals, consultants and employees and (d) in connection with the acquisition of businesses. In each case the Company recorded capital surplus based upon the fair value of the Company's common stock at the time of issuance or agreement to issue. The aggregate amount recorded was approximately $200 million, including the above-described shares.

Following is a recap of additional shares issued after December 31, 2004:

----------------------------- ------------------ ----------------- -------------
                               Number of Shares   Price Per Share      Amount
----------------------------- ------------------ ----------------- -------------
Balance, December 31, 2004        36,306,607                        $107,053,447
----------------------------- ------------------ ----------------- -------------
January 1, 2005 to
 June 30, 2005:
----------------------------- ------------------ ----------------- -------------
Sale of Securities                 2,512,799      $3.50 to $20.00   $ 38,534,695
----------------------------- ------------------ ----------------- -------------
Employee Compensation              4,916,676      $4.31 to $7.92    $ 37,213,722
----------------------------- ------------------ ----------------- -------------
Services                          12,008,885      $4.31 to $7.92    $ 80,021,481
----------------------------- ------------------ ----------------- -------------
Contingent shares issued for
games completed                      600,000          $6.96         $  4,176,000
----------------------------- ------------------ ----------------- -------------
Totals - Six months ended
June 30, 2005                     20,038,360                        $159,945,898
----------------------------- ------------------ ----------------- -------------
July 1 to August 23, 2005:
----------------------------- ------------------ ----------------- -------------
Sale of Securities                 3,576,478      $3.50 to $20.00   $ 34,549,007
----------------------------- ------------------ ----------------- -------------
Services                           1,146,867          $5.20         $  5,963,708
----------------------------- ------------------ ----------------- -------------
Totals at August 23, 2005         61,068,312                        $307,512,060
----------------------------- ------------------ ----------------- -------------

Additional 2002 Transactions:

Shareholder debt of $1,988,089 was converted to 335,361 shares of common stock as follows:

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

See Note I - Acquisitions for descriptions of stock issued for the Tiger Telematics Limited and Comworxx, Inc. acquisitions.

The Company exchanged stock for services received as follows: lease expense - 20,000 shares valued at $8.61 per share, $172,318; and general consulting services - 85,600 shares valued at $1.25 to $10.00 per share, $274,140.

Additional 2003 Transactions:

Shareholder debt of $3,274,488 was converted into 3,471,514 shares of common stock as follows:

During the fourth quarter of 2003, the Company converted $1,420,000 of debt to a stockholder of the Company and an officer of a subsidiary of the Company to 2,840,000 shares of common stock at the rate of $.50 per share. This person became a director and Chairman of the Board of the Company in August 2004.

During the fourth quarter of 2003 the Company converted $226,730 of debt owed to an individual into 453,460 shares of common stock valued at $.50 per share and issued 800,000 shares valued at $1,800,000 to this person for services rendered to the Company.

Also during 2003, the Company converted $84,028 of debt owed to other shareholders and issued 178,054 shares valued at $.50 per share.

All of these conversions were approved by the Company's board of directors. The Company recorded a loss in 2003 of $1,543,730 on the conversion of this shareholder debt.

The company purchased general consulting services valued at $294,475 in exchange for 427,100 shares of common stock valued from $.25 to $1.25 per share. Included in those totals was one transaction whereby the Company issued 96,000 shares of common stock to settle a liability, valued at $.25 per share. The excess of the amount owed the value of the shares issues ($67,200) was credited to operations in 2003.

2004 Transactions:

The Company converted $107,650 of debt (including $10,000 owed to a shareholder) by issuing 80,000 shares of stock valued at $.50 to 3.51 per share, the fair value at the date of issuance.

See Note I-Acquisitions for descriptions of stock issued for the ISIS Models Ltd., Indie Studios and Warthog Plc. acquisitions.

The Company issued 10,522,881 shares of common stock valued from $.50 to $5.71 per share to purchase goods and services as follows:

-------------------------------------------------------------------------------
        Service            Shares Issued      Per share           Amount
------------------------- ---------------- ----------------- ------------------
General consulting           10,024,917      $.50 to $5.71       $28,001,140
------------------------- ---------------- ----------------- ------------------
Marketing                       497,964          $3.31             1,618,383
------------------------- ---------------- ----------------- ------------------
                  Totals     10,522,881                          $29,619,523
                           ============                         ============
-------------------------------------------------------------------------------

The Company also issued 1,223,024 shares, valued between $3.25 and $5.71 per share, to its employees. The total value of shares issued to employees totaled $4,694,378.

NOTE D - WARRANTS

No warrants were issued during 2003. There were 319,789 warrants outstanding at the beginning of 2003, all of which expired unissued at December 31, 2003.

During 2004, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $5 per share. The warrants are exercisable immediately and expire on September 30, 2009. The Company also had outstanding warrants to purchase 245,525 shares of common stock at an exercise price of $11.25 per share. These warrants are exercisable immediately and expire on June 30, 2006. At December 31, 2004, 495,525 warrants were outstanding. None have been exercised.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004, was as follows:

                                             2004         2003
                                             ----         ----

Vehicles                                  $  914,125   $  226,826
Furniture, fixtures and equipment            762,275      191,723
                                          ----------   ----------
                                           1,676,400      418,549
Less accumulated depreciation                570,547       74,173
                                          ----------   ----------
                                          $1,105,853   $  344,376
                                          ==========   ==========

Depreciation expense was $496,374, $74,173 and $63,924 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE F - INCOME TAX MATTERS

The Company has net operating loss carry forwards as of December 31, 2004 for United States federal income tax purposes of approximately $120,000,000, expiring through 2024. Any future benefit to be realized from these net operating loss and contribution carry forwards is dependent upon the Company earning sufficient future income taxable in the United States during the periods that the carry forwards are available. The loss carry forwards also contain restrictions on the type of taxable income that they can be used to offset. Due to these uncertainties, the Company has fully offset any deferred tax benefits otherwise relating to the net operating loss carry forward with a valuation allowance of approximately $45,000,000. The Company also has undetermined losses that may be off set against future income in the UK, expiring in 2021. Any future benefits to be realized from the losses is dependent upon the company earnings sufficient future taxable income in the UK during the periods that the losses offsettable are available. Due to these uncertainties the Company has fully offset any deferred tax benefits relating to the losses.


                                                2004            2003
                                            ------------    ------------
         Income Tax Benefit

         Tax provision at statutory rates   $ 34,650,000    $  2,600,000
         State income taxes - net              3,217,500         240,000
         Effect of lower tax brackets            (13,000)        (13,000)

         Other                                  (494,500)       (227,000)
                                            ------------    ------------
                                              37,360,000       2,600,000
         Balance at beginning of year          7,640,000       5,040,000
                                            ------------    ------------

         Balance at end of year             $ 45,000,000    $  7,640,000
                                            ============    ============

         Valuation allowance                $ 45,000,000    $  7,640,000
                                            ============    ============

NOTE G - OPERATING LEASES

The Company leases office and warehouse facilities in the United States and United Kingdom under month-to-month and non-cancelable leases expiring from 2005 to 2012. Rent expense for 2004,2003 and 2002 was $543,000, $173,000 and
$296,000, respectively. This was after reclassification of $241,280 of flooring rental expenses to discontinued operations in 2002. Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

The Company also leases automobiles under operating leases expiring within five to forty-six months. Auto lease expense was $381,000, $4,000 and $0 for 2004, 2003 and 2002, respectively.

Future minimum rental payments required under non-cancelable leases for the next five years are as follows:

                           Autos           Facilities
                        ----------         ----------
2005                      $105,000           $951,000
2006                      $100,000           $994,000
2007                       $56,000           $905,000
2008                       $18,000           $899,000
2009                            $0           $802,000
Later Years                     $0           $490,000
                        ----------         ----------

Total                   $  279,000         $5,041,000
                        ==========         ==========

NOTE H - NOTES PAYABLE

                                                 2004         2003
                                                 ----         ----
The notes are payable to a bank in
equal monthly installments, with
interest ranging from 10.4% to 14% and
are collateralized by automobiles             $  487,575   $  160,883

Less amount due within one year                   78,937       37,140
                                              ----------   ----------

Long term portion of notes payable            $  408,638   $  123,743
                                              ==========   ==========

Principal payments for the next four years are as follows: 2005 - $78,937; 2006
- $97,922; 2007 - $34,433; and 2008 - $276,283.

A subsidiary of the Company, Warthog, has a $184,400 line of credit with a balance of $121,500 outstanding at December 31, 2004. The note is without collateral, due on demand and was repaid in 2005. Interest is compute at 3% over the bank's base rate. The outstanding balance is included in accounts payable in the balance sheet.

NOTE I - ACQUISITIONS

The Company applied SFAS No. 141, "Business Combinations", to account for business acquisitions.

2002 Acquisitions
-----------------

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

During the quarter ended September 30, 2002, the Company determined that the value of the order book was impaired and wrote-off $1,000,000. The impairment was based on the failure to ship orders as originally projected and the change in Tiger Telematics Ltd.'s business model to derive its income from monthly revenue generated by its wireless telecom provider's partnership arrangements as opposed to generating revenue primarily from the sale of hardware. In the fourth quarter of 2002, the Company wrote off the remainder of the intangible asset of $2,147,288 (net of $115,762 of accumulated amortization).

In the fourth quarter of 2002 the Company sold the common stock of Tiger Telematics Ltd. to an unrelated third party. The agreement called for the transfer of certain assets and debt from Tiger Telematics Ltd. to Tiger Europe prior to closing. The transaction was done in exchange for a Royalty Agreement from the buyer and Tiger Telematics Ltd. to pay a percentage of sales over the next 10 years. Due to the uncertainty of the future payments, the Company placed a zero value on the agreement and did not record the future stream of payments on the balance sheet. The Company recorded a $ 248,009 gain of the sale representing the excess of liabilities over assets transferred to the buyer.

Comworxx, Inc.

On June 25, 2002, Tiger USA purchased all of the assets of Comworxx, Inc. in exchange for 170,531 shares of the Company's common stock valued at $1,065,817. The purchase agreement provided for the issuance of 316,700 additional shares based on the future price of Tiger's common stock and other factors.

In 2004, the Company entered into a settlement agreement whereby 160,000 shares were issued in satisfaction of the full contingent share issuance.

Based on a post acquisition review of assets, inventory, receivables and property plant and equipment were written down to the current estimated value as of the acquisition date. The write-downs created an additional excess of liabilities over tangible assets of $669,628 in 2002.

The acquisition price over the tangible asset valuation was assigned to three intangible assets. Due to the position in the marketplace and funding issues associated with the acquisition, the Company believed that the goodwill was impaired and wrote off all of the goodwill of $1,735,445 in the quarter ended June 30, 2002.

In the third quarter of 2002, based on its evaluation, the Company took a further write-down of the remaining assets purchased of $407,000, effectively writing off its entire investment in the purchase agreement.

Assets (net of reserves) and liabilities acquired consisted of the following:

         Accounts receivable                          $     27,619
         Inventories                                       105,472
         Prepaid items                                       9,368
         Computer equipment                                280,629
         Security deposits                                  15,470
                                                      ------------

                  Total Assets                             438,558
                                                      ------------

         Note payable                                        8,664
         Accounts payable                                  882,968
         Other accruals                                    216,554
                                                      ------------
                  Total Liabilities                      1,108,186
                                                      ------------

         Excess of liabilities over assets            $    669,628
                                                      ============

Purchase price                                           1,065,817
                                                      ------------
Total goodwill (all written off on June 30, 2002)     $  1,735,445
                                                      ============
Net assets written off in the third quarter of 2002   $    407,000
                                                      ============

The Company believed that the seller may have misrepresented the nature of the assets and the viability of the associated business at the time of the transaction. As a result the Company has retained legal counsel to advise it of its rights against the shareholders of the seller to recover certain sums or to rescind the entire transaction. As mentioned above, in June 2004 the Company issued 160,000 of the 316,700 contingent shares in settlement of this matter.

Proforma information: The following proforma information reflects the net sales, net loss, and per share amounts for the year ended December 31, 2002 as if the Tiger Telematics, Ltd and Comworxx acquisitions had been completed on January 1, 2002:


                                                                2002
                                                           -------------
Proforma net Sales                                         $     319,613
Proforma net loss                                          $ (13,453,091)
Proforma basic and diluted net loss per common share       $       (4.62)
Weighted average shares outstanding -basic and diluted         2,911,298

2004 Acquisitions
-----------------

ISIS Models Ltd.

In May 2004 Gizmondo Europe, Ltd. acquired a seventy-five percent (75%) interest in ISIS Models Ltd., for 40,000 shares of the Company's restricted common stock valued at $92,800. Because liabilities acquired exceed assets obtained and the Company is expected to absorb future losses, the minority interest is valued at zero and any allocation of future net income or losses is not expected to be material. ISIS was acquired to provide marketing support and arrangements for Gizmondo. The Company also assumed liabilities in excess of the value of tangible assets acquired of $223,099. ISIS is the successor company to ISIS Models Management Limited, a company that has previously ceased operations. The excess of purchase price over the value of the tangible assets acquired ($315,899), was assigned to Goodwill. The Company subsequently realized an impairment loss of approximately $56,000.

While the Company does not believe that this acquisition was material, it intends to file within the next 60 days a Form 8-K describing this acquisition and providing audited financial statements for the acquired company.

Indie Studios

On August 2, 2004, Gizmondo Europe completed the acquisition of 100% of the stock of Indie Studios AB for 1,000,000 shares of the Company's restricted common stock. Indie was acquired to enhance the Company's game development operations. There are also 600,000 contingent shares reserved for future issuance based on the completion of two games in progress as of the acquisition date. The games were completed in January 2005 and the contingent shares were issued. The value of the contingent shares, approximately $4,560,000, was charged to Research & Development expense in the first quarter of 2005. The Company assumed the excess of liabilities over the value of tangible assets acquired of approximately $61,400; paid cash of approximately $850,000 and issued stock valued at $2,740,000. The excess of purchase price over the value of the tangible assets acquired ($3,651,713), was assigned to Goodwill.

At the time of this acquisition, Peter Uf, Joe Marten and Stefan Eriksson were directors of both Gizmondo Europe and Indie Studios. This transaction was approved by the Company's board of directors.

While the Company does not believe that this acquisition was material, it intends to file within the next 60 days a Form 8-K describing this acquisition and providing audited financial statements for the acquired company.

Warthog Plc

The Company acquired the subsidiaries, intellectual properties and assets of Warthog Plc in a move to further expand the Company's games development agenda and management infrastructure. Within two days of closing, the Company injected approximately $1.3 million into the Warthog subsidiaries for working capital purposes.


The Company paid $1,114,000 in cash, issued 497,866 shares of its restricted common stock valued at $1,618,065 and assumed liabilities of $1,761,263, and recording goodwill of $63,835 and other intangible assets of $1,901,765.

Financial disclosures for the 2004 acquisitions:

Assets (net of reserves) and liabilities acquired in the 2004 acquisitions consisted of the following:

Cash                                   $   37,818
Accounts receivable                       953,441
Other receivables                       1,559,060
Inventory                                 102,227
Prepaid items                              97,367
Computer equipment                        137,056
                                       ----------

Tangible assets                         2,886,969
                                       ----------

Goodwill                                4,031,447
Games in development                      891,472
Tusk technology                         1,010,293
                                       ----------

Intangible assets                       5,933,212
                                       ----------

Accounts payable                          742,616
Overdraft                                 184,010
Other                                      14,437
Other accruals                          1,463,768
                                       ----------
Liabilities Assumed                     2,404,831
                                       ----------

Cash and stock paid for subsidiaries   $6,415,350
                                       ==========

Goodwill related to the Indie acquisition was written down by a $55,777 impairment adjustment.

Management considers the games in development and Tusk technology to be unpatented technology and has allocated a part of the acquisition cost to such technologies. Amortization of these intangible assets begins when the games and technology will be placed in service over the expected life of the game or technology. No amortization was recorded for the two months ended December 31, 2004.

The following proforma information reflects the net sales, net loss, and per share amounts as if the Company had made the 2004 Acquisitions on January 1, 2003. Neither ISIS nor Indie had operations prior to September 30, 2003.

                                             2004             2003             2002
                                             ----             ----             ----
Pro forma net sales                     $  10,351,000    $  12,829,000    $  17,453,000

Pro forma net loss                       (114,164,000)     (23,898,000)     (12,195,000)

Pro forma  basic and diluted net loss
per common share                        $       (5.35)   $       (4.55)   $       (3.67)

Weighted  average shares  outstanding
- basic and diluted                        21,323,337        5,248,074        3,320,742


NOTE J - RELATED PARTY TRANSACTIONS

See Note C EQUITY TRANSACTIONS - for descriptions of shares of common stock issued to related parties.

In 2004, the Company issued 800,000 shares valued at $1,800,000 to an individual for services rendered to the Company. In April 2004, this person subsequently became an employee of Gizmondo Europe responsible for Investor Relations. He left the employment of Gizmondo Europe after the Company's Board of Directors learned that he made an unauthorized purchase of a luxury automobile using Gizmondo Europe's funds.

During 2004, an executive officer/director and an executive officer caused Asiatic Bank and Finance, a company registered in Panama with its head office in Hong Kong, to pay to 3P PreForm Marketing and Research AB and other non-affiliated third parties a total of $7,622,000 in respect of research and development expenditures incurred by and charged to Gizmondo Europe. This amount has been credited in full payment of amounts previously owed by these individuals to Gizmondo Europe. Asiatic Bank and Finance owns 400,000 shares of common stock of Tiger Telematics, Inc., which it acquired in November 2003 at a price of $.50 per share.

On August 2, 2004, Gizmondo Europe completed the acquisition of Indie Studios AB by issuing 1.0 million shares of the Company's common stock. The Company subsequently issued 600,000 contingent shares in connection with this acquisition were issued in 2005. At the time of this acquisition, certain individuals were directors of both Gizmondo Europe and Indie Studios. This transaction was approved by the Company's board of directors. For additional information regarding the acquisition of Indie Studios, see Note I to the Company's financial statements.

In September 2004, Northern Lights Software Limited ("Northern Lights"), a company registered in the United Kingdom, and Gizmondo Europe entered into a License Agreement, pursuant to which Northern Lights licensed the games Chicane and Colors and provided software development services to Gizmondo Europe. During 2004, Gizmondo Europe paid Northern Lights a total of $3,513,000 under the License Agreement, which amount was invoiced during the regular course of business. The Chairman of the Company's Board of Directors and an executive officer are the directors of both Northern Lights and Gizmondo Europe and are the beneficial owners of 23.5% of the issued and outstanding share capital of Northern Lights. At December 31, 2004, the outstanding balance payable to Northern Lights was $906,000, which amount was subsequently paid in 2005.

In 2004, Gizmondo Europe paid the spouse of an executive officer/director, $116,000 and $57,831, respectively, for consultancy services provided to Gizmondo Europe. This individual provided marketing and public relations services, an introduction to the performer Sting and time spent in connection with the creation of the "Agaju" gaming concept currently in development.

In 2004, the Company paid $163,855 to Bankside Law for legal fees incurred on behalf of an executive officer/director, personally. The Company included this amount as additional compensation to the executive officer/director.

In 2004, Gizmondo Europe paid the corporate secretary, who is the co-habiting partner of an executive officer/director of the Company, $149,844 in base compensation, other compensation and bonuses of $82,954 and provided her with a luxury automobile valued at $69,108 at the time of acquisition. In addition, in 2004 the Company issued this individual a total of 160,681 shares of the Company's common stock valued at $467,213. Her base compensation for 2005 is $192,777.

In the UK, Gizmondo Europe maintains directors accounts whereby amounts owing to and from directors of Gizmondo Europe are netted in order to facilitate advances made and expenses incurred by directors. During 2004, Gizmondo Europe was owed as much as $5,723,860, and $3,122,210, by Messrs. Freer and Eriksson, respectively, using a conversion rate of 1.8074. All amounts owed by Mr. Freer were repaid prior to his becoming a director of the Company in August 2004. As of December 31, 2004, Mr. Eriksson owed $204,081 to Gizmondo, which loans were subsequently repaid. During 2005, Mr. Eriksson owed as much as $114,066 to Gizmondo Europe, all of which has been repaid.

The Company presently has three directors, all of whom are involved in management of the Company and its subsidiaries. The Company anticipates increasing the Board to seven directors and adding four independent directors. With respect to the transactions in 2004 described above in which executive officers, directors and/or spouses of the foregoing had an interest, respectively, the Company will ask the four independent directors, when appointed, to review and approve these transactions.

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

In March 2004, Jordan Grand Prix Ltd. filed suit against the Company in the UK alleging violation of the Sponsorship Agreement entered into between the Company and Jordan Racing in July 17, 2003 and a related Letter Agreement dated in July 2003. The sponsorship agreement was meant to assist in marketing the Company's new hand held gaming device and to correspond with its launch. The launch was delayed from its anticipated time frame. Jordan sued the Company for $3 million and alleged that the Company defaulted on a payment of $500,000, due on January 1, 2004, under the sponsorship agreement, and a payment for $250,000, due on the same date under a separate letter agreement. In January 2005, the Court reduced the amount of the payment and allowed the Company to deposit 70,000 shares of its stock in escrow to satisfy this requirement. Prior to commencement of the trial, the Company was to substitute $1.5 million in exchange for the escrowed shares. The Company settled the case in July 2005 in an out of court mediation by the payment of $1,500,000 in cash and the issuance of 30,000 shares of the Company's restricted common stock valued at $208,800. The settlement was recorded in the 2004 financial statements and included in other expenses.

In January 2005, the Company filed a lawsuit in the Circuit Court in and for the County of Duval, Florida against D. Weckstein and Company and Donald E. Weckstein, a former investment advisor to the Company, for breach of the Company's agreement with the advisor. In a mediation process completed in April 2005, the Company issued 60,000 additional shares of restricted common stock valued at $310,800 in full settlement of the matter and was released from all past and future obligations under the Agreement. The settlement was recorded in the 2004 financial statements and included in other expenses.

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

On March 22, 2005, the Board of Regents of the University of Texas System filed an action against the Company and one of its subsidiaries, Gizmondo Europe, Ltd. in the United States District Court for the Western District of Texas, Austin Division, alleging that predictive text software used in the Company's Gizmondo gaming device infringes a patent held by the Board of Regents. The Company believes that its software does not infringe the Board of Regents' patent. The

Company licenses this software from another company, which under the license agreement has indemnified the Company for infringement claims. The Company and Gizmondo Europe, Ltd. were dismissed from this action in July 2005.

In August 2005, the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004, the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra $1,541,280 under a debenture providing for loans by the Company of up to $1,926,600 secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The action was filed in Florida State Court and has been removed by Integra to the U. S. District Court, Middle District, Jacksonville Division.

On August 19, 2005, Ogilvy Group Sweden Limited ("Ogilvy") commenced an action against Gizmondo Europe Limited in the Stockholm District Court to collect approximately $4.1 million plus interest allegedly owed to Ogilvy for marketing and advertising services provided to Gizmondo Europe during 2003 and 2004. Gizmondo Europe's relationship with Ogilvy was terminated on June 30, 2005. The Company has issued 400,000 shares of its common stock to Ogilvy as collateral for Gizmondo Europe's obligations to Ogilvy. On August 29, 2005, an affiliate of Ogilvy, Ogilvy Public Relations Worldwide, Inc. ("Ogilvy PR"), commenced an arbitration proceeding in New York City against Gizmondo Europe and the Company to collect approximately $305,000 plus interest allegedly owed to Ogilvy PR for public relations services under an agreement dated June 30, 2004. On September 20, 2005, the Company and Ogilvy PR settled this dispute for $125,000 to be paid by the Company.

On September 2, 2005, MTV Networks Europe demanded payment of $1,527,500 Euros previously invoiced to Gizmondo Europe under an agreement dated March 31, 2005 with Gizmondo Europe guaranteed by the Company. The agreement provides for sponsorship fees of $2,600,000 Euros plus VAT and airtime advertising fees of $2,600,000 Euros plus VAT. MTV Networks Europe has terminated the agreement effective September 9, 2005, reserving its right to bring legal proceedings for payment of the outstanding invoices and damages for lost profits resulting from termination of this agreement.


NOTE L - DISCONTINUED OPERATIONS

In June 2002, the Company entered into a plan to dispose of its flooring business and, as of June 30, 2002, accounted for the flooring segment as a discontinued segment. The Company has estimated that the net loss on the discontinued operations from June 30, 2002 through the date of sale, August 9, 2002 to be $35,000, and the estimated gain on sale and included that amount in the liabilities of the discontinued segment.

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

Revenue included in loss from discontinued operations was $2,163,158 for the year ended December 31, 2002.

A summary of the liabilities the Company may be obligated to pay, as of December 31, as follows:

                                                         2004           2003
                                                     ------------   ------------

Liabilities - Leases and various payables
and accruals related to failure of Floor
Decor, and other dispositions                        $  1,168,243   $  1,168,243



NOTE M - PREPAYMENTS

Prepayment consists of the following:                        December 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
Prepaid expenses are as follows:
         Rent                                        $     45,659   $     45,383
         Insurance                                        382,493           --
         Prepayments for Gizmondo production              944,105           --
         General                                          250,305           --
                                                     ------------   ------------

                          TOTAL                      $  1,622,562   $     45,383
                                                     ============   ============

NOTE N - ACCRUED EXPENSES

Accrued expenses consists of the following:                  December 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

Payroll and related taxes                            $    752,697   $    150,054
Accrued expenses                                        3,782,778           --
Withholding taxes accrual                               7,494,715           --

VAT accrual                                               265,628           --
Audit fees                                                150,743           --

Consulting                                                   --          302,100
Other                                                     723,844           --
Settlements of litigation                               2,019,600           --
Amounts accrued related to acquisitions,
 bankruptcy of acquiring companies and
 rent and advisor fees related to events
 described in NOTE K - CONTINGENCIES                      520,369      1,297,851
                                                     ------------   ------------
                                                     $ 15,710,374   $  1,750,005
                                                     ============   ============

NOTE O - SEGMENT INFORMATION

Since 2003 the Company has focused all of its business in one segment, developing its primary product, Gizmondo, a new multi-entertainment wireless handheld gaming device targeted at the gaming industry.

NOTE P - SUBSEQUENT EVENTS

In August 2005, Gizmondo Europe and U. S. game developer Electronic Arts entered into a Software Development Contract for the development of two games, FIFA and FXXFSX. In connection with this contract, Gizmondo Europe paid Electronic Arts $5.9 million.

In May 2005, two entities that are shareholders of the Company paid an aggregate total of approximately $21.2 million in short term loans to Gizmondo Europe. These loans are repayable by September 30, 2005, and are guaranteed by the Company and by Carl Freer and Stefan Eriksson, personally. The Company also pledged 1,027,069 shares of its common stock as collateral for the loan.

On September 8, 2005, the Company executed a Stock Purchase Agreement with certain stockholders of Globicom, Inc., a Texas corporation, and closed the transaction on that date, for the acquisition of approximately eighty-four percent (84%) of the issued and outstanding common stock of Globicom, Inc. The Company acquired Globicom in a move to provide wireless network support and expand the wireless infrastructure for Gizmondo. The Company paid $200,000 in cash and issued 116,859 shares of its restricted common stock on September 8, 2005. An additional contingent cash payment of $120,000 is due upon the completion of certain milestones.

Payments amounting to $3,971,000 have been made to Games Factory Publishing Ltd in connection with a games development agreement entered into in August 2005 for the development of 19 games to be used on the Gizmondo handheld device. A 50% shareholder of Games Factory Publishing Ltd owns 100,000 shares of the Company's common stock.

NOTE Q - EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

As of December 31, 2004, the Company had employment agreements with all of its executive officers, Michael W. Carrender, Carl Freer, Steve Carroll and Stefan Eriksson.

The Company and Michael W. Carrender entered into an employment contract effective March 1, 2004, pursuant to which Mr. Carrender is employed as the Chief Executive Officer of the Company. This contract currently provides for an initial three year term through March 1, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Carrender upon proper notice. The base salary under this contract is a minimum of $1,800,000 per annum (effective as of October 1, 2004) and Mr. Carrender is eligible to receive (1) a bonus approved by the Company's Compensation Committee, and (2) certain perquisites described in the contract. If Mr. Carrender's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Carrender's death or permanent disability) or by Mr. Carrender for "good reason," then the Company must pay Mr. Carrender (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Gizmondo Europe, Ltd., the Company and Carl Freer entered into an employment contract effective March 1, 2004, pursuant to which Mr. Freer is employed as the Managing Director of Gizmondo Europe. This contract currently provides for an initial three year term through March 1, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Freer upon proper notice. The base salary under this contract is a minimum of $1,922,770 per annum (effective as of October 1, 2004) and Mr. Freer is eligible to receive (1) a bonus, and (2) certain perquisites described in the contract. If Mr. Freer's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Freer's death or permanent disability) or by Mr. Freer for "good reason," then the Company must pay Mr. Freer (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Gizmondo Europe, Ltd., the Company and Steve Carroll entered into an employment contract effective October 22, 2004, pursuant to which Mr. Carroll is employed as the Chief Technology Officer. This contract currently provides for an initial three year term through October 22, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Carroll upon proper notice. The base salary under this contract is a minimum of $1,542,160 per annum (effective as of February 1, 2005) and Mr. Carroll is eligible to receive (1) a bonus, and (2) certain perquisites described in the contract. If Mr. Carroll's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Carroll's death or permanent disability) or by Mr. Carroll for "good reason," then the Company must pay Mr. Carroll (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Gizmondo Europe, Ltd., the Company and Stefan Eriksson entered into an employment contract effective March 1, 2004, pursuant to which Mr. Eriksson is employed as the Director of Gizmondo Europe. This contract currently provides for an initial three year term through March 1, 2007, and his employment there under is automatically extended for successive one-year periods thereafter, unless terminated by either the Company or Mr. Eriksson upon proper notice. The base salary under this contract is a minimum of $1,542,160 per annum (effective as of October 1, 2004) and Mr. Eriksson is eligible to receive (1) a bonus, and
(2) certain perquisites described in the contract. If Mr. Eriksson's employment is terminated prior to the term of the contract by the Company (unless the termination is by the Company for "cause" or as a result of Mr. Eriksson's death or permanent disability) or by Mr. Eriksson for "good reason," then the Company must pay Mr. Eriksson (x) his remaining base salary through the end of the then current term and (y) an amount equal to fifty percent (50%) of his annual base salary for the fiscal year immediately preceding the year in which the termination occurs.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors of any entity that has one or more executive officers serving as a member of the Company's Board of Directors. The Company had no separate Compensation, Stock Option and Benefits Committee during the year ended December 31, 2004.

NOTE R - ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from customers, none of whom are considered to be major customers. Accounts receivable are reported at their unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined not to be collectible. Management did not consider an allowance for doubtful accounts to be necessary at December 31, 2004.

Other Receivables:

Other receivables consist of the following:
      VAT refunds due                               $ 1,952,677
      Purchase tax refunds due                          306,726
      Due from Integra                                  467,201
      Amounts due from other debtors                    402,631
                                                    -----------
                                TOTAL               $ 3,129,235
                                                    ===========


NOTE S - QUARTERLY DATA (UNAUDITED)
(In thousands except for per share amounts)

                                      Year ended December 31, 2004
                                      ----------------------------

                             Fourth       Third        Second       First
                             Quarter      Quarter      Quarter      Quarter
                            ---------    ---------    ---------    ---------

Net sales                   $     274    $     268    $     184    $       0
Cost of goods sold                (36)         297          149            0
                            ---------    ---------    ---------    ---------
Gross profit (loss)               310          (29)          35            0

Selling, general and
  Administrative               54,167       17,865       19,730        5,730
Other income (expense)         (2,076)           0           (1)         (38)
                            ---------    ---------    ---------    ---------

Net loss                    $ (55,933)   $ (17,894)   $ (19,696)   $  (5,768)
                            =========    =========    =========    =========

Net loss per share          $   (1.79)   $   (0.87)   $   (1.21)   $   (0.52)
                            =========    =========    =========    =========

                                      Year ended December 31, 2003
                                      ----------------------------

                             Fourth       Third        Second       First
                             Quarter      Quarter      Quarter      Quarter
                            ---------    ---------    ---------    ---------
Net sales                   $      17    $       0    $      (9)   $       1
Cost of goods sold                 20           (9)           1            3
                            ---------    ---------    ---------    ---------
Gross profit (loss)                (3)          (9)         (10)          (2)

Selling, general and
  Administrative                4,873        1,142          407          545
Other income (expense)            242         (287)          52          (32)
                            ---------    ---------    ---------    ---------

Net loss                    $  (4,634)   $  (1,438)   $    (365)   $    (579)
                            =========    =========    =========    =========

Net loss per share          $ (1.0571)   $ (0.4004)   $ (0.1088)   $ (0.1773)
                            =========    =========    =========    =========



                                      Year ended December 31, 2002
                                      ----------------------------

                             Fourth       Third        Second       First
                             Quarter      Quarter      Quarter      Quarter
                            ---------    ---------    ---------    ---------

Net sales                   $     130    $     152    $       1    $       1
Cost of goods sold                117          223           42            3
                            ---------    ---------    ---------    ---------
Gross profit (loss)                13          (71)         (41)          (2)


Selling, general and
  Administrative                1,256        1,410        2,149          954
Other income (expense)           (521)      (1,027)      (3,288)         (28)
                            ---------    ---------    ---------    ---------

Loss from continuing
  Operations                   (1,764)      (2,508)      (5,478)        (984)
Loss from discontinued
  Operations                        0            0         (164)        (189)
                            ---------    ---------    ---------    ---------

Net loss                       (1,764)      (2,508)      (5,642)      (1,173)
                            =========    =========    =========    =========

Net loss per share          $ (0.6249)   $ (0.8885)   $ (1.9986)   $ (0.4155)
                            =========    =========    =========    =========