Form 10-Q
period 2005-03-31
TIGER TELEMATICS INC
filed 2005-10-20
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 13-4051167
      (State or other jurisdiction of                   (IRS Employer
      Incorporation or organization)                Identification Number)

        550 Water Street, Suite 937                         32202
 (Address of principal executive offices)                 (Zip Code)

                                 (904) 279-9240
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding as of
Class                                            September 30, 2005
----------------------                           -------------------
Common Stock, Par                                    62,600,000
Value $0.001 per share

                                   CONTENTS

                                                                            Page
                                                                            ----
Part I

Item 1.      Financial Statements
     Condensed Consolidated Balance Sheets                                    2

     Condensed Consolidated Statements of Operations                          4

     Condensed Consolidated Statement of Stockholders' Deficiency             5

     Condensed Consolidated Statements of Cash Flows                          6

     Notes to Condensed Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial Condition
            nd Results of Operations                                         17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.     Controls and Procedures                                          21

Part II      Tiger Telematics, Inc. Other Information

Item 1.      Legal Proceedings                                               21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.      Defaults Upon Senior Securities                                 23

Item 4.      Submission of Matters to a Vote of Security Holders             23

Item 5.      Other Information                                               23

Item 6.      Exhibits                                                        23

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2005 and December 31, 2004


                                                   Unaudited
                                                   March 31,     December 31,
                                                     2005            2004
                                                     ----            ----
ASSETS
Current Assets
  Cash                                          $     336,105   $   4,653,559
  Accounts receivable                                 580,464         616,571
  Other receivables                                 4,234,154       3,129,235
  Inventories                                         599,459          38,532
  Advances to employees                                52,965         204,081
  Deposits to suppliers                             2,694,415         924,456
  Prepaid expenses and other current assets         1,022,781         698,106
                                                -------------   -------------

                Total current assets                9,520,343      10,264,540

Property and Equipment, net                         2,682,781         350,626
Assets held for sale                                1,441,062         755,227

Other assets:
  Goodwill                                          3,975,670       3,975,670
  Other intangible assets                           1,901,765       1,901,765
                                                -------------   -------------
  Deferred tax asset, net of valuation
  allowance of $110,000,000 and $45,000,000
  in 2005 and 2004 respectively

                                                $  19,521,621   $  17,247,828
                                                =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable                              $  13,711,766   $  13,976,402
  Amount due stockholders                                --           248,266
  Notes payable - Current portion                     217,694          78,937
  Accrued expenses                                  9,960,459       8,143,023
  Foreign tax accrual                              39,026,843       7,567,351
  Deposits on common stock                               --         1,871,730
  Contingent liabilities arising from
   discontinued operations                          1,168,243       1,168,243
                                                -------------   -------------

                Total current liabilities          64,085,005      33,053,952

Notes payable after one year                        1,100,000         408,638
                                                -------------   -------------

                Total liabilities                  65,185,005      33,462,590
                                                -------------   -------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
  Common stock - 0.001 par value, authorized
   500,000,000 shares. Issued and outstanding
   53,235,271 and 36,306,607 in 2005 and 2004
   respectively                                        53,236           36,307
  Additional paid-in-capital                      239,940,639      107,017,140
  Accumulated other comprehensive loss             (1,743,709)      (3,112,766)
  Accumulated deficiency                         (283,913,550)    (120,155,443)
                                                -------------    -------------

                Stockholders' deficiency          (45,663,384)     (16,214,762)
                                                -------------    -------------

                                                $  19,521,621    $  17,247,828
                                                =============    =============







                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2005 and 2004
                                    Unaudited


                                                               2005             2004
                                                               ----             ----
Net sales                                                 $     420,196    $        --
Cost of goods sold                                              455,092             --
                                                          -------------    -------------

         Gross Loss                                             (34,896)            --
                                                          -------------    -------------

Operating expenses
  Selling expense                                            12,556,954          839,565
  General and administrative                                151,141,469        4,890,268
                                                          -------------    -------------

         Total Operating Expenses                           163,571,423        5,729,833
                                                          -------------    -------------

         Operating Loss                                    (163,606,319)      (5,729,833)
                                                          -------------    -------------

Other (expense)
         Other                                                   (2,286)
         Interest expense                                      (149,502)         (38,292)
                                                          -------------    -------------

                                                               (151,788)         (38,292)
                                                          -------------    -------------

                           Net Loss                       $(163,758,107)   $  (5,768,125)
                                                          =============    =============


         Net loss per common share - basic and diluted    $       (3.81)   $       (0.52)
                                                          =============    =============

         Weighted average shares outstanding - basic
             and diluted                                     42,956,145       11,196,382
                                                          =============    =============



                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    For the three months ended March 31, 2005
                                    Unaudited


                                                                                Accumulated
                                                                 Additional        Other                             Total
                                       Common Stock               Paid-in      Comprehensive     Accumulated     Stockholders'
                                  Shares           Amount         Capital          Loss            Deficit         Deficiency
                              -------------    -------------   -------------   -------------    -------------    -------------
Balance (deficiency)
  December 31, 2004              36,306,607    $      36,307   $ 107,017,140   $  (3,112,766)   $(120,155,443)   $ (16,214,762)

Issuance of common stock:
  Private placement               1,161,711            1,162      19,180,482            --               --         19,181,644
  Stock based employee
  compensation                    4,859,284            4,859      36,961,504            --               --         36,966,363

  Services                       10,307,669           10,308      72,606,113            --               --         72,616,421
  Contingent shares
  related to Indie
  acquisition                       600,000              600       4,175,400            --               --          4,176,000
Net loss                               --               --              --      (163,758,107)    (163,758,107)    (163,758,107)
Other comprehensive income
  -foreign currency
  translation adjustment                                                           1,369,057                         1,369,057
                                                                               -------------
   Total comprehensive loss                                                     (162,389,050)
                                                                               =============

                              -------------    -------------   -------------   -------------    -------------    -------------

Balance (deficiency)
  March 31, 2005                 53,235,271    $      53,236   $ 239,940,639   $  (1,743,709)   $(283,913,550)   $ (45,663,384)
                              =============    =============   =============   =============    =============    =============






                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2005 and 2004
                                    Unaudited

                                                                               2005             2004
                                                                               ----             ----
Cash Flows for Operating Activities:

  Loss from operations                                                    $(163,758,107)   $  (5,768,125)
  Other comprehensive income (loss) - foreign currency
   translation adjustment                                                     1,369,057          (34,468)

  Adjustments to reconcile net loss from operations to net cash used in operating activities:
    Depreciation                                                                434,857           32,688
    Expenses paid with common stock                                         113,758,784          380,358


  Changes in assets and liabilities:
    (Increase) in other receivable                                           (1,104,919)        (595,485)
    Decrease (increase) in advances to employees                                151,116       (1,151,359)
    (Increase) in inventories                                                  (560,927)            --
    (Increase) in deposits with suppliers                                    (1,769,959)            --
    (Increase) in prepaid expenses and other current assets                    (324,675)            --
    Increase (decrease) in accounts payable                                    (264,636)       1,292,815
    Increase in foreign tax accrual                                          31,459,491          221,967
    Increase in accrued expenses                                              1,817,437          722,998
    (Increase) decrease in accounts receivable                                   36,107          (75,527)
                                                                          -------------    -------------

              Net cash used in operating activities                         (18,756,374)      (4,974,138)
                                                                          -------------    -------------

Cash Flows From Investing Activities:
    Purchase of property and equipment                                       (2,767,012)         (57,164)
    Assets held for sale                                                       (685,835)            --
                                                                          -------------    -------------
              Net cash used in investing activities                          (3,452,847)         (57,164)
                                                                          -------------    -------------

Cash Flows From Financing Activities:
    Issuance of common stock and warrants                                    19,181,644        2,923,033
    Net change in deposits on common stock                                   (1,871,730)       2,108,139
    Loans and advances from stockholders                                           --             55,000
    Repayment to stockholders                                                  (248,266)          (9,191)
    Payments on notes payable                                                   (78,937)          (9,529)
    Proceeds from notes payable                                                 909,056             --
                                                                          -------------    -------------

              Cash provided by financing activity                            17,891,767        5,067,452
                                                                          -------------    -------------

              Net change in cash                                             (4,317,454)          36,150
Cash:
    Beginning of period                                                       4,653,559            8,959
                                                                          -------------    -------------
    End of period                                                         $     336,105    $      45,109
                                                                          =============    =============


Supplemental disclosure of cash flow Information:
    Cash paid for interest                                                $     149,502    $       4,719
                                                                          =============    =============

Supplemental Disclosure of Non-cash Investing and
 Operating Activities - Stock issued for:
    Operating expenses                                                    $  72,616,421    $     380,358
    Employee compensation                                                    36,966,363             --
    Contingent consideration for Indie Studios acquisition                    4,176,000             --
                                                                          -------------    -------------
                                                                            113,758,784          380,358
                                                                          =============    =============

Financing Activities:
    Conversion of stockholder debt to common stock                        $        --      $      55,000
                                                                          =============    =============






                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Tiger Telematics, Inc. ("Tiger Telematics" or the "Company"), a Delaware corporation, is the parent company of several subsidiaries, including Gizmondo Europe Ltd., the developer of the multi-entertainment wireless handheld gaming device called the Gizmondo. The consolidated financial statements include the accounts of Tiger Telematics and its subsidiaries, Gizmondo Europe Ltd. (and its subsidiaries), Tiger Telematics USA, Inc., ISIS Models Ltd., Indie Studios, AB, and Warthog Plc (including four wholly owned subsidiaries of Warthog Plc). Intercompany accounts and transactions have been eliminated.

Going Concern:

The Company has sustained net losses aggregating $118 million for the three years ended December 31, 2004 and $164 million for the three months ended March 31, 2005. In addition, the Company at March 31, 2005 had a net working capital deficiency of $54.6 million. During those periods, $149 million of expenses were funded by issuing restricted common stock in exchange for services and did not require the use of cash. Management anticipates proceeds from sales of Gizmondo units and accessories to increase significantly after the U. S. launch of the product in the fourth quarter of 2005. Management also anticipates the issuance of equity securities to meet working capital requirements and to fund development costs incurred in connection with developing telematics related products that the Company believes will enhance its operations. Additionally, the Company borrowed approximately $21.2 million from shareholders on a short-term basis during the second quarter and management believes that future shareholder loans are available if needed.

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

Description of the business:

Tiger Telematics and its subsidiaries are principally engaged in the business of developing and marketing the Gizmondo wireless handheld multi-entertainment gaming device.

The Company started Gizmondo Europe, Ltd. (formerly Tiger Telematics Europe Ltd.) in late 2002 to focus on developing new telematics products including next generation fleet telematics products and child tracker products.

In 2003, the Company began developing a new multi-entertainment wireless handheld gaming device referred to as Gizmondo. While the Company previously developed a variety of commercial telematics products, since early 2005 the Company's primary business strategy has been to develop the Gizmondo. The Company launched the full-scale production of Gizmondo in the UK in March 2005, and plans a full-scale introduction to the US market in the fourth quarter of 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen with a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories. The Gizmondo represents the Company's primary business segment.

Valuation of Common Stock:

The shares of the Company's common stock issued as payment for services, employee bonuses, acquisitions and debt payments are restricted securities and may not be currently sold. An independent business valuation expert determines the "fair value" of these restricted securities on a quarterly basis. Management believes that the appraised value is a better indication of the fair value of the restricted shares issued than the price of freely traded shares in the open market due to the large number of issued restricted shares.

Segment Information:

The Company focuses primarily all of its business in one segment, the development, production, and sale of the wireless handheld multi-entertainment gaming device, Gizmondo.

NOTE B - ADVANCES TO AND AMOUNTS DUE EMPLOYEES AND STOCKHOLDERS AND OTHER RECEIVABLES

Advances to employees and stockholders of subsidiaries of the Company of $52,965 and $204,081 at March 31, 2005 and December 31, 2004, respectively, are due on demand, without interest.

Amounts due to employees and stockholders of $0 and $248,266 at March 31, 2005 and December 31, 2004, respectively, are due on demand, without interest.

Other receivables of $4,234,154 and $3,129,235 at March 31, 2005 and December 31, 2004, respectively, consist primarily of VAT tax recoverable from government agencies.


NOTE C - EQUITY TRANSACTIONS

During the first quarter of 2005, the Company issued 16,928,664 shares of restricted common stock in numerous private transactions with an aggregate value of $132,940,428, all as more particularly described below:

         Issued 10,307,669 shares of restricted common stock in payment of services provided by unrelated vendors, principally consulting services related to development of the Gizmondo, aggregating $72,616,421. The shares issued were valued at $6.96 to $7.92 per share.

         Sold 1,161,711 shares of restricted common stock in various private placement transactions with individual and institutional investors aggregating $19,181,644 in cash. The shares issued were valued at $3.00 to $20.00 per share.

         Issued 600,000 shares of restricted common stock valued at $4,176,000 in connection with the successful completion of a product development project.

         Issued 4,859,284 shares of restricted common stock in payment to employees aggregating $36,966,363. The shares were valued at $6.96 to $7.92 per share. Of those shares, executives of the Company received
         4,045,036 shares valued at $27,918,551, and Warthog employees received
         422,000 shares valued at $3,204,862.

At March 31, 2005, 53,235,271 shares of common stock were issued and outstanding. From April 1 to September 28, 2005, the Company issued approximately 8.4 million additional shares in numerous private transactions (a) for cash, (b) to settle accounts payable or other liabilities, and (c) to purchase goods or services provided by vendors, strategic partners, professionals, consultants and employees. In each case the Company recorded capital surplus based upon the fair value of the Company's common stock at the time of issuance or agreement to issue. The aggregate amount recorded during 2005 was approximately $200 million, including the above-described shares.

Following is a recap of additional shares issued after March 31, 2005:

-------------------------------- -------------- ------------------- --------------------
                                      Number      Price Per Share     Common Stock and
                                    of Shares                         Additional Paid
                                                                         in Capital
-------------------------------- -------------- ------------------- --------------------
Balance, March 31, 2005            53,235,271                           $239,993,875
-------------------------------- -------------- ------------------- --------------------
April 1, 2005 to June 30, 2005:
-------------------------------- -------------- ------------------- --------------------
Sale of Securities                  1,351,088     $3.50 to $20.00         18,826,735
-------------------------------- -------------- ------------------- --------------------
Employee    Compensation               57,392          $4.31                 247,359
-------------------------------- -------------- ------------------- --------------------
Services                            1,701,216     $4.31 to $5.18           7,405,060
-------------------------------- -------------- ------------------- --------------------
Totals - Three months ended
 June 30, 2005                      3,109,696                             26,479,154
-------------------------------- -------------- ------------------- --------------------


-------------------------------- -------------- ------------------- --------------------
July 1 to September 30, 2005:
-------------------------------- -------------- ------------------- --------------------
Sale of Securities                  4,106,368     $3.50 to $20.00         42,319,007
-------------------------------- -------------- ------------------- --------------------
Services                            1,708,195     $5.20 to $6.06           9,363,708
-------------------------------- -------------- ------------------- --------------------
Totals at September 30, 2005       62,159,530                           $318,155,744
-------------------------------- -------------- ------------------- --------------------

NOTE D- REVERSE STOCK SPLIT AND INCREASE IN AUTHORIZED SHARES

In July 2004, the Company's shareholders approved a 1 for 25 reverse stock split. The number of authorized shares and par value were unchanged. All common stock amounts described in this Form 10-Q have been adjusted to reflect this change for all periods presented.

In May 2003, the Company's shareholders approved an increase in the number of authorized shares from 100 million shares to 250 million shares. In January 2004, the authorized shares were increased to 500 million shares.

NOTE E - STOCK BASED COMPENSATION

The Company uses the intrinsic-value method of accounting for stock based compensation. Under this method, compensation cost is the excess, if any, of the fair value over the amount an employee must pay to acquire the stock at the date of the grant. The Company generally grants options with an exercise price equal to the market value of the common stock at the date of grant.

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


If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:


                                            Three Months Ended   Three Months Ended
                                              March 31, 2005       March 31, 2004
                                              --------------       --------------
Net loss as reported                        $    (163,758,000)   $      (5,768,000)
Stock based compensation expense, net of
tax ($0) included in the determination of
net loss as reported
                                            $     (36,966,000)   $            --
Stock based compensation expense
 under the fair value based
 method, net of tax ($0)                    $     (36,980,000)   $         (14,000)

Pro forma net loss                          $    (163,772,000)   $      (5,782,000)
Basic and diluted net loss per
 share, as reported                         $           (3.81)   $            (.52)
Pro forma basic and diluted net
 loss per share                             $           (3.81)   $            (.52)


NOTE F - RELATED PARTY TRANSACTIONS

Included in accrued expenses are amounts owed an executive officer and director of $882,119 and $646,667 at March 31, 2005 and December 31, 2004, respectively, for back salary and reimbursable expenses incurred on behalf of the Company.

 In September 2004, Northern Lights Software Limited ("Northern Lights"), a company registered in the United Kingdom, and Gizmondo Europe entered into a License Agreement, pursuant to which Northern Lights licensed the games Chicane and Colors and provided software development services to Gizmondo Europe. During 2004, Gizmondo Europe paid Northern Lights a total of $3,513,000 under the License Agreement, which amount was invoiced during the regular course of business. Carl Freer, Chairman of the Company's Board of Directors, and Stefan Eriksson are directors of both Northern Lights and Gizmondo Europe and each is the beneficial owner of 23.5% of the issued and outstanding share capital of Northern Lights. At December 31, 2004, the outstanding balance payable to Northern Lights was $906,000, which amount was subsequently paid in 2005. Carl Freer repaid this amount to an escrow account held by the Company on September 29, 2005, pending the determination of a special committee of independent directors of the fairness of the transaction to the Company, relying upon independent counsel and a fairness opinion of independent financial experts.

 In 2004 and the first quarter of 2005, Gizmondo Europe paid Anneli Freer, the spouse of Mr. Carl Freer, $116,000 and $57,831, respectively, for consultancy services provided to Gizmondo Europe. Mrs. Freer provided marketing and public relations services, an introduction to the performer Sting and time spent in connection with the creation of the "Agaju" gaming concept currently in development. Carl Freer reimbursed the Company for these entire amounts on September 28, 2005. This amount was recorded as additional paid in capital upon receipt.

In 2004, the Company paid $163,855 to Bankside Law for legal fees incurred on behalf of Mr. Freer, personally. The Company included this amount as additional compensation to Mr. Freer. Carl Freer reimbursed the Company for these entire amounts on September 28, 2005. This amount was recorded as additional paid in capital upon receipt.

During 2004, Mr. Carl Freer and Mr. Stefan Eriksson entered into a multi-party transaction, whereby they caused Asiatic Bank and Finance, a company registered in Panama with its head office in Hong Kong, to pay $7,622,000 that was previously owed by Asiatic to Messrs. Freer and Eriksson directly to 3P PreForm Marketing and Research AB and other non-affiliated third parties in repayment of research and development expenditures owed to these parties by Gizmondo Europe. Gizmondo Europe then credited this amount in payment of amounts previously owed by Carl Freer and Stefan Eriksson to Gizmondo Europe. Asiatic Bank and Finance owns 400,000 shares of common stock of the Company that it acquired in November 2003 at a price of $.50 per share.

Gizmondo Europe maintains directors accounts whereby amounts owing to and from directors of Gizmondo Europe are netted in order to facilitate advances made and expenses incurred by directors. During 2004, Gizmondo Europe was owed as much as $5,723,860, and $3,122,210, by Messrs. Freer and Eriksson, respectively. Prior to his becoming a director of the Company in August 2004, all amounts owed by Mr. Freer and a portion of amounts owed by Mr. Eriksson were satisfied by Asiatic in the transaction described in the preceding paragraph. As of December 31, 2004, Mr. Eriksson owed $204,081 to Gizmondo, which loans were subsequently repaid. During 2005, Mr. Eriksson owed as much as $114,066 to Gizmondo Europe, all of which has been repaid.

Several of the transactions described above were consummated without prior approval by the Company's Board of Directors. Since the Company had three directors, all of whom are involved in management of the Company and its subsidiaries, none of these transactions were approved by independent directors. On September 29, 2005, the Company appointed three independent directors. With respect to the transactions in 2004 described above in which Mr. Carl Freer, Mrs. Carl Freer and/or Mr. Stefan Eriksson had an interest, respectively, the Company appointed the three independent directors as a special committee of the Board, authorized to retain independent counsel and other experts and with their assistance investigate, review and determine the fairness of these transactions and, if appropriate, initiate remedial actions. The independent directors have retained Marshall Stevens to assist in valuing these transactions.

NOTE G - INVENTORY

Inventories are stated at the lower of cost (specific identification basis) or market, and consist of the following at March 31, 2005 and December 31, 2004:

                                             2005         2004
                                          ----------   ----------
         Electronic components            $   38,532   $   38,532
         Finished goods                   $  560,927         --
                                          ----------   ----------

         Total                            $  599,459   $   38,532
                                          ==========   ==========

NOTE H - FOREIGN TAX ACCRUAL

The Company has accrued a UK Tax that may be levied on the restricted common stock issued to employees as compensation.

NOTE I - LONG-TERM DEBT

The Company has increased long-term debt from $488,000 at December 31, 2004, to $1,318,000 at March 31, 2005. The loans are secured by automobiles, some of which are classified as assets held for sale. The loans are payable in monthly installments over five years through January 2009.

NOTE J - CONTINGENCIES

In August 2005, the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004, the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra $1,541,280 under a debenture providing for loans by the Company of up to $1,926,600 secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The loan is included as other receivables. The Company considers this loan to be recoverable given the value of the collateral securing this loan.

On August 19, 2005, Ogilvy Group Sweden Limited ("Ogilvy") commenced an action against Gizmondo Europe Limited in the Stockholm District Court to collect approximately $4.1 million plus interest allegedly owed to Ogilvy for marketing and advertising services provided to Gizmondo Europe during 2003 and 2004. Gizmondo Europe's relationship with Ogilvy was terminated on June 30, 2005. Pursuant to a Securities Lending Agreement, the Company issued 400,000 shares of its common stock to Ogilvy as collateral for Gizmondo Europe's obligations to Ogilvy. At March 31, 2005, the value of these shares is included in accounts payable. On October 3, 2005, Ogilvy filed an action against the Company and Gizmondo Europe in the U. S. District Court, Southern District of New York, to recover the amounts described above based on alleged defaults under the Securities Lending Agreement.

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

On September 2, 2005, MTV Networks Europe demanded payment of $1,527,500 previously invoiced to Gizmondo Europe under an agreement dated March 31, 2005 with Gizmondo Europe guaranteed by the Company. The agreement provides for sponsorship fees of $2,600,000 plus VAT and airtime advertising fees of $2,600,000. MTV Networks Europe has terminated the agreement effective September 9, 2005, reserving its right to bring legal proceedings for payment of the outstanding invoices and damages for lost profits resulting from termination of this agreement. Management anticipates an amicable settlement based on current discussions with MTV.

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

In October 2004, Gizmondo Europe Ltd, (Gizmondo), a subsidiary of the Company signed a contract with SCi Entertainment Group Plc (SCi), a leading games publisher, under which Gizmondo has licensed the right to develop and publish twelve SCi products for the Gizmondo platform. The agreement covers both currently released titles as well as those in the pipeline, and establishes the structure for continuing collaboration between the two companies. The agreement has Gizmondo paying a minimum guarantee of approximately $1,250,000 allocated by and among 12 products. The guarantee, which has been paid, is non-refundable but fully recoverable against earned royalties of each product. An earned royalty of 5% of net receipts is to be paid on each product.

NOTE K - WARRANTS

During 2004, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $5 per share. The warrants are exercisable immediately and expire on September 30, 2009. The Company also granted warrants to purchase 245,525 shares of common stock at an exercise price of $11.25 per share. These warrants are exercisable immediately and expire on June 30, 2006. At March 31, 2005 and December 31, 2004, 495,525 warrants were outstanding. None have been exercised.

NOTE L - ACQUISITIONS

The Company acquired several subsidiaries during 2004, ISIS Models, Ltd., Indie Studios AB and four subsidiaries of Warthog, PLC.

The following proforma information reflects the net sales, net loss, and per share amounts for the first quarter of 2004 as if the Company had made the 2004 Acquisitions on January 1, 2004.

                                                            March 31,
                                                              2004
                                                          ------------
Pro forma net sales                                       $  3,582,000

Pro forma net loss                                        $ 10,633,000

Pro forma  basic and diluted net loss                          ($0.83)
per common share

Weighted  average shares  outstanding
- basic and diluted                                         12,784,247

NOTE M - SUBSEQUENT EVENTS

In August 2005, Gizmondo Europe and U. S. game developer Electronic Arts entered into a Software Development Contract for the development of two games, FIFA and FXXFSX. In connection with this contract, Gizmondo Europe paid Electronic Arts $5.9 million.

In May 2005, two entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in short term loans to Gizmondo Europe. The loans are payable on October 31, 2005. The loans are guaranteed by Carl Freer and Stefan Eriksson, personally. The Company also pledged 1,027,069 shares of its common stock as collateral for the loans.

During the second quarter of 2005, as payment for interest and loan fees, the Company (i) issued 1,200,000 of its restricted common stock valued at approximately $5,000,000 and (ii) granted warrants to purchase 3,027,069 shares of the its restricted common stock for $8.00 per share. The warrants are valued at approximately $2,512,876. The warrants are exercisable at any time and expire as follows: December 31, 2005 - 1,027,069 shares; December 31, 2006 - 2,000,000 shares.

Carl Freer loaned the Company $1,840,000 on September 18, 2005, and paid an additional $1,489,000 on behalf of the Company to satisfy a payable due to a component supplier. These amounts are interest free demand notes. The Company satisfied these amounts shortly thereafter.

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

Payments amounting to $3,971,000 have been made to Games Factory Publishing Ltd in connection with a games development agreement entered into in August 2005 for the development of 19 games to be used on the Gizmondo handheld device. A 50% shareholder of Games Factory Publishing Ltd owns 100,000 shares of the Company's common stock. In October 2005, the Company exercised a withdrawal provision in the agreement due to a delay in game delivery and received a reimbursement of all amounts previously paid to Games Factory.

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

General Overview

In early 2003, the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on March 19, 2005, and expects to launch the full-scale production of Gizmondo and selling in the U.S. market in the fourth quarter of 2005. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Three months-ended March 31, 2005 compared to the three months ended March 31, 2004:

Net Sales: The Company's net sales were $420,000 for the three months ended March 31, 2005 and $0 for the three months ended March 31, 2004. The Company began selling its Gizmondo products in the United Kingdom in 2005. In both quarters the Company has focused and will continue to focus its full attention to the development of the Gizmondo device.

Gross Profits: The Company's gross loss was ($35,000) and ($0) for the periods ended March 31, 2005 and 2004. Sales of the Gizmondo device began in 2005 and only minor sales amounts have been recorded. Gross profit (loss) at this sales level is not a meaningful measure.

Selling Expenses: Selling and marketing expenses for the three months ended March 31, 2005 were $12,557,000 compared with $840,000 for the same time period in 2004. Most of the increase can be attributed to moving towards the launch of the Gizmondo device in Europe and the United States in the fourth quarter of 2005. Direct advertising expenses aggregated $892,000 in 2005 as compared to $ 50,000 in the first quarter of 2004. Sales promotion activities aggregated $11,120,000 in 2005 compared to $709,000 in for the same period in 2004. Additional expenses were incurred in recruiting various distributors and representatives in various market regions prior to the Gizmondo launch.

General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2005 were $151,014,000 compared to $4,890,000 for 2004, or up approximately over $146 million. This increase came primarily from expenses related to development of the Gizmondo device. The Company incurred over $5,810,000 million in research and development costs directly attributable to the Gizmondo in 2005 as compared to approximately $2,600,000 in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition, salaries and related costs rose to over $72,592,000 million in 2005 from $750,000 in 2004 as the Company continued in the product development phase and awarded significant stock bonuses related to the launch of the Gizmondo product. The Company also incurred over $72,257,000 million of legal, accounting and consulting costs in the first quarter of 2005, up from $883,000 in 2004, as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. In the first quarter of 2005, approximately $113,759,000 of the above costs were paid by issuance of the Company's restricted common stock.

Interest expense: Interest expense rose to $150,000 from $38,000 during the quarters ended March 31, 2005 and 2004, respectively as notes payable related to vehicle purchases increased from approximately $488,000 at March 31, 2004 to approximately $1,318,000 at March 31, 2005.

Net Loss: The Company reported an operating loss of $163,758,000 for the quarter ended March 31, 2005 compared to $5,768,000 for the same time period in 2004. $113,759,000 of this loss was the non-cash cost of issuing shares for services and goods. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The Company has funded its operations principally through private placements of its common stock to accredited foreign investors, aggregating over $131,000,000 in cash since 2002 through March 31, 2005, and the issuance of common stock in exchange for goods and services. During 2004 the Company's working capital deficit increased from $8,800,000 to over $22,800,000 at December 31, 2004, and by the end of the first quarter of 2005 the working capital deficit had increased to over $54,500,000. Accounts payable and accrued expenses have increased by over $33,000,000 while current assets decreased just over $744,000. Without such funding, the Company would not have been able to sustain operations.

A subsidiary of the Company, Warthog, had a $184,400 line of credit with a balance of $121,500 (included in accrued expenses) outstanding at December 31, 2004. The note was unsecured, due on demand and was repaid in 2005. Interest is computed at 3% over the bank's base rate.

In May 2005, two entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in short term loans to Gizmondo Europe. The maturity date of these loans has been extended and they are now repayable for $13.49 million on November 31, 2005 and the additional $7.71 million is anticipated to be extended to October 31, 2005. The loans are guaranteed by the Company and by Carl Freer and Stefan Eriksson, personally. The Company also pledged 1,027,069 shares of its common stock as collateral for the loans.

Carl Freer loaned the Company $1,840,000 on September 18, 2005, and paid an additional $1,489,000 on behalf of the Company to satisfy a payable due to a component supplier. These amounts are interest free demand notes. These amounts have been satisfied by the company shortly thereafter.

From April 1, 2005 through September 30, 2005 the Company obtained additional equity capital aggregating over $78,000,000 in cash and services. The Company will seek to raise additional equity capital and will seek trade or bank financing as needed to fund the development and the launch of the Gizmondo product in different regions as needed. Management anticipates that it can continue to raise equity capital through private placements of its common stock. However, there can be no assurance that any future capital or other financing will be available, or if available on terms reasonably acceptable to the Company.

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

In addition, the Company has routinely exchanged shares of its common stock for employee compensation and services and in satisfaction of debt owed by the Company to shareholders. Common stock exchanged for services from employees and unrelated parties, shareholder debt and suppliers is valued at the appraised value of the Company's restricted common stock. Any differences between the appraised value and the stated value of services or debt is charged to operations.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

No market risk sensitive instruments

Item 4.           Controls and Procedures.

In August 2005, the Company began a remediation program to correct the deficiencies noted in Management's Report on Internal Control over Financial Reporting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company retained BDO Seidman to assist in preparing a remediation plan. The plan was developed in October 2005 and is currently in the design and implementation phase. The Company is planning to remediate all of the areas of deficiency prior to the year end, December 31, 2005. For additional information regarding Management's Report on Internal Control over Financial Reporting, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                                     PART II
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION

Item 1.           Legal Proceedings

In August 2005 the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004 the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra $1,541,280 in 2005 under a debenture providing for loans by the Company of up to $1,926,600 secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The action was filed in Florida State Court and has been removed by Integra to the U.S. District Court, Middle District of Florida, Jacksonville Division. On October 13, 2005, Integra filed a motion for preliminary injunction seeking the return of certain property held by the Company as collateral for the debenture.

On August 19, 2005, Ogilvy Group Sweden Limited ("Ogilvy") commenced an action against Gizmondo Europe Limited in the Stockholm District Court to collect approximately $4.1 million plus interest allegedly owed to Ogilvy for marketing and advertising services provided to Gizmondo Europe during 2003 and 2004. Gizmondo Europe's relationship with Ogilvy was terminated on June 30, 2005. Pursuant to a Securities Lending Agreement, the Company issued 400,000 shares of its common stock to Ogilvy as collateral for Gizmondo Europe's obligations to Ogilvy. On October 3, 2005, Ogilvy filed an action against the Company and Gizmondo Europe in the U. S. District Court, Southern District of New York, to recover the amounts described above based on alleged defaults under the Securities Lending Agreement.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, the Company sold 1,161,711 shares of restricted common stock for an aggregate sum of $19,181,644, including, $1,871,730 of its restricted common stock that was originally recorded as deposits on common stock and subsequently moved to equity in the first quarter 2005 when the Company issued the common share certificates. The shares were sold for $3.00 to $20.00 per share.

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

TIGER TELEMATICS, INC.                                       October 19, 2005


/S/  Michael W. Carrender
-------------------------
Michael W. Carrender
Chief Executive Officer, Director and
Chief Financial Officer