Form 10-Q
period 2005-06-30
TIGER TELEMATICS INC
filed 2005-11-14
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                        Commission File Number 001-15977

                             TIGER TELEMATICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                       13-4051167
     (State or other jurisdiction of                         (IRS Employer
     Incorporation or organization)                      Identification Number)

       550 Water Street, Suite 937
          Jacksonville, Florida                                  32202
(Address of principal executive offices)                       (Zip Code)

                                 (904) 279-9240
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No X
                                       ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes X   No
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
Class                                               September 30, 2005
---------------------------                         ---------------------------
Common Stock, Par                                       63,225,000
Value $0.001 per share

                                    CONTENTS
Part I                                                                      Page
                                                                            ----

Item 1.   Financial Statements
     Condensed Consolidated Balance Sheets                                    2
     Condensed Consolidated Statements of Operations for the
       six months ended June 30, 2005 and 2004                                4
     Condensed Consolidated Statements of Operations for the
       three months ended June 30, 2005 and 2004                              5
     Condensed Consolidated Statement of Stockholders' Deficiency             6
     Condensed Consolidated Statements of Cash Flows                          7

     Notes to Condensed Consolidated Financial Statements                     9

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      19
Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24
Item 4.   Controls and Procedures                                            24

Part II   Tiger Telematics, Inc. Other Information
Item 1.   Legal Proceedings                                                  25
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        26
Item 3.   Defaults Upon Senior Securities                                    26
Item 4.   Submission of Matters to a Vote of Security Holders                26
Item 5.   Other Information                                                  26
Item 6.   Exhibits                                                           27

Pursuant to Regulation S-X, prior to filing quarterly reports on Form 10-Q, independent public accountants must review the interim financial statements using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission.

The Company's independent public accountants, Goldstein Golub Kessler LLP, declined to review the Company's financial statements as required by Regulation S-X until an independent committee of the Company's Board of Directors completes its investigation of certain related party transactions, all as more particularly described in Note F - Related Party Transactions. Accordingly, the attached financial statements do not comply with the requirements of Regulation S-X.

The Company elected to file this Form 10-Q report without the independent public accountants' review of the Company's financial statements in order to provide current information to its shareholders. The Company believes the financial statements contained herein will not be materially different from the Company's financial statements after they are reviewed by its independent public accountants.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004


                                                               Unaudited
                                                                June 30,    December 31,
                                                                 2005           2004
                                                             ------------   ------------
ASSETS
Current Assets
          Cash                                               $    207,547   $  4,653,559
          Accounts receivable                                     782,331        616,571
          Other receivables                                     5,762,111      3,129,235
          Inventories                                           2,646,995         38,532
          Advances to employees                                      --          204,081
          Deposits with suppliers                                     576        924,456
          Prepaid expenses and other current assets             1,497,970        698,106
                                                             ------------   ------------

                         Total current assets                  10,897,530     10,264,540

Property and Equipment, net                                     2,514,299        350,626
Assets held for sale                                            1,441,062        755,227
Other assets:
          Goodwill                                              3,911,835      3,975,670
          Other intangible assets                               1,901,765      1,901,765
          Deferred tax asset, net of valuation
          allowance of $128,000,000 and $45,000,000
          in 2005 and 2004 respectively                              --             --
                                                             ------------   ------------

                                                             $ 20,666,491   $ 17,247,828
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
          Short term notes payable                           $ 15,154,880   $       --
          Accounts payable                                     23,305,221     13,976,402
          Amount due stockholders                               1,225,638        894,933
          Notes payable - Current portion                         269,414         78,937
          Accrued expenses                                      8,420,238      7,496,355
          Foreign tax accrual                                  39,809,908      7,567,352
          Deposits on common stock                                   --        1,871,730
          Contingent liabilities arising from discontinued
          operations                                            1,168,243      1,168,243
                                                             ------------   ------------

                         Total current liabilities             89,353,542     33,053,952

Notes payable after one year                                      951,000        408,638
                                                             ------------   ------------

                         Total liabilities                     90,304,542     33,462,590
                                                             ------------   ------------


                       CONSOLIDATED BALANCE SHEETS (Cont.)
                       June 30, 2005 and December 31, 2004

                                                               Unaudited
                                                                June 30,       December 31,
                                                                  2005             2004
                                                             -------------    -------------
COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
          Common stock - 0.001 par value, authorized
          500,000,000 shares. Issued and outstanding
          56,344,967 and 36,306,607 in 2005 and 2004
          respectively                                              56,346           36,307
          Additional paid-in-capital                           268,854,572      107,017,140
          Accumulated other comprehensive income (loss)          1,711,063       (3,112,766)
          Accumulated deficiency                              (340,260,032)    (120,155,443)
                                                             -------------    -------------

                         Stockholders' deficiency              (69,638,051)     (16,214,762)
                                                             -------------    -------------

                                                             $  20,666,491    $  17,247,828
                                                             =============    =============








                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2005 and 2004
                                    Unaudited



                                                               2005             2004
                                                          -------------    -------------
Net sales                                                 $   1,560,199    $     183,829
Cost of goods sold                                            1,186,789          149,214
                                                          -------------    -------------

                 Gross Profit                                   373,410           34,615
                                                          -------------    -------------

Operating expenses
          Selling expense                                    26,539,687        2,021,928
          General and administrative                        191,467,038       23,438,321
                                                          -------------    -------------

                 Total Operating Expenses                   218,006,725       25,460,249
                                                          -------------    -------------

                 Operating Loss                            (217,633,315)     (25,425,634)
                                                          -------------    -------------

Other income (expense)
          Other                                                 (70,352)          14,996
          Interest expense                                   (2,098,673)         (54,240)
          Loss on foreign currency transactions                (302,249)            --
                                                          -------------    -------------

                                                             (2,471,274)         (39,244)
                                                          -------------    -------------


                            Net loss                      $(220,104,589)   $ (25,464,878)
                                                          =============    =============


          Net loss per common share (basic and diluted)   $       (4.49)   $       (1.86)
                                                          =============    =============

          Weighted average shares outstanding - basic
          and diluted
                                                             48,998,255       13,725,749
                                                          =============    =============

                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2005 and 2004
                                    Unaudited


                                                              2005            2004
                                                          ------------    ------------
Net sales                                                 $  1,140,003    $    183,829
Cost of goods sold                                             731,697         149,214
                                                          ------------    ------------

                 Gross Profit                                  408,306          34,615
                                                          ------------    ------------

Operating expenses
          Selling expense                                   13,982,733       1,182,363
          General and administrative                        40,452,571      18,548,053
                                                          ------------    ------------

                 Total Operating Expenses                   54,435,304      19,730,416
                                                          ------------    ------------

                 Operating Loss                            (54,026,998)    (19,695,801)
                                                          ------------    ------------

Other income (expense)

          Other                                                (68,066)         14,996
          Interest expense                                  (1,949,171)        (15,948)
          Loss on foreign currency exchange                   (302,249)           --
                                                          ------------    ------------

                                                            (2,319,486)           (952)
                                                          ------------    ------------


                             Net loss                     $(56,346,484)   $(19,696,753)
                                                          ============    ============


          Net loss per common share (basic and diluted)   $      (1.02)   $      (1.21)
                                                          ============    ============

          Weighted average shares outstanding
          (basic and diluted)                               54,973,969      16,227,321
                                                          ============    ============

                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     For the six months ended June 30, 2005
                                    Unaudited

                                                                              Accumulated
                                                               Additional        Other                             Total
                                      Common Stock              Paid-in      Comprehensive     Accumulated     Stockholders'
                                 Shares          Amount         Capital          Loss            Deficit         Deficiency
                             -------------   -------------   -------------   -------------    -------------    -------------
Balance (deficiency)
December 31, 2004               36,306,607   $      36,307   $ 107,017,140   $  (3,112,766)   $(120,155,443)   $ (16,214,762)
                             =============   =============   =============   =============    =============    =============

Issuance of common stock:
   Private placement             2,512,799           2,513      37,930,877            --               --         37,933,390

   Stock based employee
    compensation                 4,916,676           4,917      37,208,806            --               --         37,213,723
   Services                     11,008,885          11,009      75,691,473            --               --         75,702,482
   Interest on notes
    payable                      1,000,000           1,000       4,318,000            --               --          4,319,000

   Contingent shares
    related to Indie
    acquisition                    600,000             600       4,175,400            --               --          4,176,000

Warrants issued to
 purchase 3,027,069
 shares of common stock               --              --         2,512,876            --               --          2,512,876
Net Loss                              --              --              --      (220,104,589)    (220,104,589)    (220,104,589)

Other comprehensive
 income (loss) - foreign
 currency translation
 adjustment                           --              --              --         4,823,829             --          4,823,829
                                                                             -------------
  Total comprehensive loss            --              --              --      (215,280,760)            --               --
                             -------------   -------------   -------------   -------------    -------------    -------------

Balance (deficiency)
 June 30, 2005                  56,344,967   $      56,346   $ 268,854,572   $   1,711,063    $(340,260,032)   $ (69,638,051)
                             =============   =============   =============   =============    =============    =============


                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2005 and 2004
                                    Unaudited

                                                                         2005             2004
                                                                    -------------    -------------
Cash Flows from Operating Activities:

  Net loss                                                          $(220,104,589)   $ (25,464,878)
     Other comprehensive income (loss)                                  4,823,829          (16,261)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
      Depreciation                                                        254,342           86,790
      Expenses paid with common stock                                 121,411,205        7,600,771
      Impairment of goodwill                                               63,835           55,777
  Changes in assets and liabilities:
        (Increase) in other accounts receivable                        (2,632,876)         (20,071)
        (Increase) in inventory                                        (2,608,463)            --
        Decrease (increase) in advances to employees                      204,081       (2,734,690)
        Decrease in deposits with suppliers                               923,880             --
        (Increase) in prepaid expenses                                   (799,864)            --
        Increase in short term notes payable                           15,154,880             --
        Increase in accounts payable                                    9,328,819        5,676,171
        Increase (decrease) in accrued expenses                           923,883        1,249,816
        Increase in foreign tax accrual                                32,242,556             --
        Other - net                                                      (165,760)          16,840
                                                                    -------------    -------------
                         Net cash used in operating activities        (40,980,242)     (13,549,735)
                                                                    -------------    -------------

Cash Flows From Investing Activities:
        Purchase of property and equipment                             (2,418,015)        (110,481)
        Assets held for sale                                             (685,835)            --
                                                                    -------------    -------------
                         Net cash used in investing activities         (3,103,850)        (110,481)
                                                                    -------------    -------------

Cash Flows From Financing Activities:
        Issuance of common stock and warrants                          40,446,266        6,895,857
        Loans and advances from stockholders                              330,705        1,452,155
        Repayment to stockholders                                            --               --
        Proceeds from long term borrowing                                 762,839             --
        Payments on debt                                                  (30,000)         (21,779)
        Deposits on common stock                                       (1,871,730)       7,156,199
                                                                    -------------    -------------
                        Net cash provided by financing activities      39,638,080       15,482,432
                                                                    -------------    -------------

                                               Net change in cash      (4,446,012)       1,822,216
Cash:
     Beginning of year                                                  4,653,559            8,959
                                                                    -------------    -------------
     End of Year                                                    $     207,547    $   1,831,175
                                                                    =============    =============

Supplemental disclosure of Cash Flow Information:
     Cash paid for interest                                         $     232,741    $      54,240
                                                                    =============    =============




                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                 For the six months ended June 30, 2005 and 2004
                                    Unaudited


                                                                         2005             2004
                                                                    -------------    -------------
Supplemental Disclosure of Non-cash Investing and
     Operating Activities: Stock issued for:
        Operating expenses                                          $  75,702,482    $      93,100
        Employee compensation                                          37,213,723             --
        Interest on notes payable                                       4,319,000             --
        Contingent consideration for Indie
           Studios acquisition                                          4,176,000             --
                                                                    -------------    -------------
                                                                    $ 121,411,205    $      93,100
                                                                    =============    =============

     Financing Activities:
        Conversion of stockholder debt to common stock              $        --      $      55,000
                                                                    =============    =============

     Investing Activities:
        Common stock owed to sellers                                                 $      92,800
        Liabilities in excess of assets acquired                                           223,099
                                                                                     -------------
                                                                                     $     315,899
                                                                                     =============

Acquisition of ISIS Models Limited:
     Goodwill                                                                        $     315,899
     Accounts receivable                                                                   326,510
     Accounts payable                                                                     (520,420)
     Due to related parties                                                                (14,437)
     Accrued expenses                                                                      (14,752)
     Common stock owed to sellers                                                          (92,800)
                                                                                     -------------
              Cash received                                                          $        --
                                                                                     =============







                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Pursuant to Regulation S-X, prior to filing quarterly reports on Form 10-Q, independent public accountants must review the interim financial statements using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission.

The Company's independent public accountants, Goldstein Golub Kessler LLP, declined to review the Company's financial statements as required by Regulation S-X until an independent committee of the Company's Board of Directors completes its investigation of certain related party transactions, all as more particularly described in Note F - Related Party Transactions. Accordingly, the attached financial statements do not comply with the requirements of Regulation S-X.

The Company elected to file this Form 10-Q report without the independent public accountants' review of the Company's financial statements in order to provide current information to its shareholders. The Company believes the financial statements contained herein will not be materially different from the Company's financial statements after they are reviewed by its independent public accountants.

The condensed consolidated financial statements as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and June 30, 2004, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

Tiger Telematics, Inc. ("Tiger Telematics" or the "Company"), a Delaware corporation, is the parent company of several subsidiaries, including Gizmondo Europe Ltd., the developer of the multi-entertainment wireless handheld gaming device called the Gizmondo and Gizmondo Games Studios that makes new games and converts existing games for the Gizmondo. The consolidated financial statements include the accounts of Tiger Telematics and its subsidiaries, Gizmondo Europe Ltd. (and its subsidiaries), Tiger Telematics USA, Inc., ISIS Models Ltd., Indie Studios AB, Gizmondo Studios AB, Gizmondo Studios Texas, Gizmondo Games Ltd (UK) and Gizmondo Studios Ltd (UK). Intercompany accounts and transactions have been eliminated.

Going Concern:

The Company has sustained net losses aggregating $118 million for the three years ended December 31, 2004 and $220 million for the six months ended June 30,

2005. In addition, the Company at June 30, 2005 had a net working capital deficiency of $78.5 million. During those periods, $156 million of expenses were funded by issuing restricted common stock in exchange for services and did not require the use of cash. Management anticipates proceeds from sales of Gizmondo units and accessories to increase significantly after the U. S. launch of the product on October 22, 2005. Management also anticipates the issuance of equity securities to meet working capital requirements and to fund development costs incurred in connection with developing telematics related products that the Company believes will enhance its operations. Additionally, the Company borrowed approximately $21.2 million from shareholders on a short-term basis during the second quarter and management believes that future shareholder loans are available if needed.

The Company has instituted significant cost savings measures including: closing unneeded facilities, reducing staff and instituting other cost savings measures.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Description of the business:

Tiger Telematics and its subsidiaries are principally engaged in the business of developing and marketing the Gizmondo wireless handheld multi-entertainment gaming device and related games and accessories associated with the Gizmondo.

The Company started Gizmondo Europe, Ltd. (formerly Tiger Telematics Europe Ltd.) in late 2002 to focus on developing new telematics products including next generation fleet telematics products and child tracker products.

In 2003, the Company began developing a new multi-entertainment wireless handheld gaming device referred to as Gizmondo. While the Company previously developed a variety of commercial telematics products, since early 2004 the Company's primary business strategy has been to develop the Gizmondo. The Company launched the full-scale production of Gizmondo in the UK in March 2005, and on October 22, 2005 made a full-scale introduction to the US market. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen with a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories. The Company's Games Studios develops new games and converts existing games for use with the Gizmondo. The Gizmondo represents the Company's primary business segment.

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

Segment Information:

The Company primarily focuses all of its business in one segment, the development, production, and sale of the wireless handheld multi-entertainment gaming device, Gizmondo, and the related game products for use on the Gizmondo.

NOTE B - ADVANCES TO AND AMOUNTS DUE EMPLOYEES AND STOCKHOLDERS AND OTHER RECEIVABLES

Advances to employees and stockholders of subsidiaries of the Company of $0 and $204 thousand at June 30, 2005 and December 31, 2004, respectively, are due on demand, without interest.

Amounts due to employees and stockholders of $1.2 million and $248 thousand at June 30, 2005 and December 31, 2004, respectively, are due on demand, without interest.

Other receivables of $5.8 million and $3.1 million at June 30, 2005 and December 31, 2004, respectively, consist primarily of VAT tax recoverable from government agencies. At June 30, 2005, other receivables also includes $1.4 million due from Integra, a former acquisition candidate. The Company believes that the receivable due from Integra is fully collectable based on the collateral pledged to secure this loan. (See NOTE K - Contingencies)

NOTE C - EQUITY TRANSACTIONS

During the first six months of 2005, the Company issued 20,038,360 shares of restricted common stock in numerous private transactions with an aggregate value of $159.3 million, all as more particularly described below:

         Issued 12,008,885 shares in payment of consulting services related to development of the Gizmondo, aggregating $80.0 million. The shares issued were valued at $4.31 to $7.92 per share. Included in the above amounts were 1 million shares valued at $4.3 million for interest on short-term notes payable.

         Sold 2,512,799 shares of restricted common stock in various private placement transactions with individual and institutional investors aggregating $37.9 million in cash. The shares issued were valued at $5.00 to $20.00 per share.

         Issued 600,000 shares of restricted common stock valued at $4.2 million in connection with the successful completion of a product development project.

         Issued 4,916,676 shares of restricted common stock in payment to employees aggregating $37.2 million. The shares were valued at $4.31 to $7.92 per share. Of those shares, executives of the Company received 4,045,036 shares valued at $27.9 million, and Warthog employees received 422,000 shares valued at $3.2 million.


From July 1 to September 30, 2005, the Company issued approximately 5.8 million additional shares in numerous private transactions (a) for cash, (b) to settle accounts payable or other liabilities, and (c) to purchase goods or services provided by vendors, strategic partners, professionals, consultants and employees. In each case the Company recorded capital surplus based upon the fair value of the Company's common stock at the time of issuance or agreement to issue. The aggregate amount recorded during 2005 was approximately $211 million, including the above-described shares.

Following is a recap of additional shares issued after June 30, 2005:

------------------------------- -------------- ------------------- --------------------
                                   Number of     Price Per Share     Common Stock and
                                    Shares                           Additional Paid
                                                                        in Capital
------------------------------- -------------- ------------------- --------------------
Balance, June 30, 2005            56,344,967                           $268,854,572
------------------------------- -------------- ------------------- --------------------
July 1 to September 30, 2005:
------------------------------- -------------- ------------------- --------------------
Sale of Securities                 2,472,741     $3.50 to $20.00         25,629,274
------------------------------- -------------- ------------------- --------------------
Services                           4,059,294     $4.61 to $5.60          20,475,271
------------------------------- -------------- ------------------- --------------------
Employee compensation                230,950     $4.61 to $5.60           1,220,938
------------------------------- -------------- ------------------- --------------------
Acquisition of Globicom, Inc.        116,859         $4.61                538,720
------------------------------- -------------- ------------------- --------------------
Totals at September 30, 2005      63,224,811                            $316,718,775
------------------------------- -------------- ------------------- --------------------

NOTE D- REVERSE STOCK SPLIT

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

If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                           Six Months Ended    Six Months Ended
                                             June 30, 2005       June 30, 2004
                                             -------------       -------------
                                              (Thousands)         (Thousands)
                                              -----------         -----------

  Net loss as reported                        $ (220,105)         $  (25,465)
  Stock based compensation expense,
   net of tax ($0) included in the
   determination of net loss as reported      $  (37.214)         $      (28)
  Stock based compensation expense
   under the fair value based method,
   net of tax ($0)
                                              $  (37.242)         $      (28)

  Pro forma net loss                          $ (220,133)         $  (25,493)
  Basic and diluted net loss per
   share, as reported                         $    (4.49)         $    (1.86)
  Pro forma basic and diluted net
   loss per share                             $    (4.49)         $    (1.86)


NOTE F - RELATED PARTY TRANSACTIONS

Included in amount due stockholders are $1.1 million and $0.7 million at June 30, 2005 and December 31, 2004, respectively, for back salary and reimbursable expenses owed to the Company's CEO.

In September 2004, Northern Lights Software Limited ("Northern Lights"), a company registered in the United Kingdom, and Gizmondo Europe entered into a License Agreement, pursuant to which Northern Lights licensed the games Chicane and Colors and provided software development services to Gizmondo Europe. During 2004, Gizmondo Europe paid Northern Lights a total of $3.5 million under the License Agreement, which amount was invoiced during the regular course of business. Carl Freer, Chairman of the Company's Board of Directors, and Stefan Eriksson are directors of both Northern Lights and Gizmondo Europe and each is the beneficial owner of 23.5% of the issued and outstanding share capital of Northern Lights. The outstanding balance payable to Northern Lights was $0.9 million at June 30, 2005 and December 31, 2004, respectively. On September 29, 2005, Mr. Freer paid $3.5 million into an escrow account held by the Company, pending the determination of a special committee of independent directors of the fairness of the transaction to the Company. The special committee is relying, in part, upon independent counsel and a fairness opinion of independent financial experts.

In 2004 and the first quarter of 2005, Gizmondo Europe paid Anneli Freer, the spouse of Mr. Freer, $116 thousand and $58 thousand, respectively, for consultancy services provided to Gizmondo Europe. Mrs. Freer provided marketing and public relations services, an introduction to the performer Sting and time spent in connection with the creation of the "Agaju" gaming concept currently in development. Mr. Freer reimbursed the Company for these entire amounts on September 28, 2005. This amount was recorded as additional paid in capital upon receipt.

In 2004, the Company paid $164 thousand to Bankside Law for legal fees incurred on behalf of Mr. Freer, personally. The Company included this amount as additional compensation to Mr. Freer. Mr. Freer reimbursed the Company for these entire amounts on September 28, 2005. This amount was recorded as additional paid in capital upon receipt.

During 2004, Mr. Freer and Mr. Eriksson entered into a multi-party transaction, whereby they caused Asiatic Bank and Finance, a company registered in Panama with its head office in Hong Kong, to pay $7.6 million that was previously owed by Asiatic to Messrs. Freer and Eriksson, directly to 3P PreForm Marketing and Research AB and other non-affiliated third parties in repayment of research and development expenditures owed to these parties by Gizmondo Europe. Gizmondo Europe then credited this amount in payment of amounts previously owed by Mr. Freer and Mr. Eriksson to Gizmondo Europe. Asiatic Bank and Finance owns 400,000 shares of common stock of the Company that it acquired in November 2003 at a price of $.50 per share.

Gizmondo Europe maintains directors accounts whereby amounts owing to and from directors of Gizmondo Europe are netted in order to facilitate advances made and expenses incurred by directors. During 2004, Gizmondo Europe was owed as much as $5.7 million, and $3.1 million, by Messrs. Freer and Eriksson, respectively. Prior to his becoming a director of the Company in August 2004, all amounts owed by Mr. Freer and a portion of amounts owed by Mr. Eriksson were satisfied by Asiatic in the transaction described in the preceding paragraph. As of December 31, 2004, Mr. Eriksson owed $204 thousand to Gizmondo. These loans were subsequently repaid in 2005. During 2005, Mr. Eriksson owed as much as $114 thousand to Gizmondo Europe, all of which has been repaid.

Several of the transactions described above were consummated without prior approval by the Company's Board of Directors. Since the Company had three directors, all of whom are involved in management of the Company and its subsidiaries, none of these transactions were approved by independent directors. On September 29, 2005, the Company appointed three independent directors. With respect to any transactions since January 1, 2004, in which Mr. Freer, Mrs. Freer and/or Mr. Eriksson had an interest, the Company appointed two independent directors as a special committee of the Board, authorized to retain independent counsel and other experts and with their assistance investigate, review and determine the fairness of these transactions and, if appropriate, initiate remedial actions. The independent directors have retained Marshall & Stevens, a national independent valuation and appraisal consulting firm, to assist in valuing these transactions. The independent directors are in the process of retaining independent counsel to represent the special committee.

Mr. Freer and Mr. Eriksson resigned on October 20, 2005 as employees and officers of Gizmondo Europe Ltd. and in Mr. Freer's case, as a Director of the Company.

NOTE G - INVENTORY

Inventories are stated at the lower of cost (specific identification basis) or market, and consist of the following at June 30, 2005 and December 31, 2004:

                                                     2005         2004
                                                  ----------   ----------
         Electronic components                    $  282,402   $   38,532
         Finished goods                            1,474,935         --
         Supplies                                    889,658         --
                                                  ----------   ----------

         Total                                    $2,646,995   $   38,532
                                                  ==========   ==========

NOTE H - FOREIGN TAX ACCRUAL

The Company has accrued a UK Tax that may be levied on the restricted common stock issued to employees as compensation. To date no levy has been made.

NOTE I - LONG-TERM DEBT

                                                   2005          2004
                                                   ----          ----
The notes are payable to a bank in
 equal monthly installments, with
 interest ranging from 10.4% to 14% and
 are collateralized by automobiles             $ 1,220,414   $   487,575

Less amount due within one year                    269,414        78,937
                                               -----------   -----------

Long term portion of notes payable             $   951,000   $   408,638
                                               ===========   ===========

Automobiles costing $1.4 million, classified as assets held for sale, collateralize loans with unpaid balances of approximately $946 thousand. The loans are payable in monthly installments over five years through January 2009.

NOTE J - SHORT TERM DEBT

In May 2005, two entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in two separate short-term loans to Gizmondo Europe. The loans were payable on October 31, 2005. One of the lenders agreed to extend the maturity date of one loan to November 30, 2005, and the Company anticipates that the other lender will extend the maturity date of the other loan to November 30, 2005. The loans are personally guaranteed by Mr. Freer and Mr. Eriksson. The Company also pledged 1,027,069 shares of its common stock as collateral for the loans.

During the second quarter of 2005, as payment for interest and loan fees related to the short term loans described above, the Company (i) issued 1.2 million shares of its restricted common stock valued at approximately $5 million and issued an additional 1.2 million shares of restricted common stock valued at $6.5 million in the third quarter of 2005, and (ii) granted warrants to purchase 3,027,069 shares of the its restricted common stock for $8.00 per share. The warrants are valued at approximately $2.5 million. The warrants are exercisable at any time and expire as follows: December 31, 2005 - 1,027,069 shares; December 31, 2006 - 2,000,000 shares.

The total value of shares and warrants issued aggregates approximately $14 million. Interest expense was computed over the entire term of the notes, through October 31, 2005. Interest expense of $4 million was recorded in the second quarter of 2005. Prepaid interest of approximately $9.3 million and accrued interest (value of shares to be issued in third quarter of 2005) of $6.4 million were netted against the note payable balance.

NOTE K - CONTINGENCIES

In August 2005, the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004, the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra approximately $1.4 million under a debenture providing for loans by the Company of up to $1.9 million, secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The loan with a balance of $1.4 million is included as other receivables. The Company considers this loan to be recoverable given the value of the collateral securing this loan.

On August 19, 2005, Ogilvy Group Sweden Limited ("Ogilvy") commenced an action against Gizmondo Europe Limited in the Stockholm District Court to collect approximately $4.1 million plus interest allegedly owed to Ogilvy for marketing and advertising services provided to Gizmondo Europe during 2003 and 2004. Gizmondo Europe's relationship with Ogilvy was terminated on June 30, 2005. Pursuant to a Securities Lending Agreement, the Company issued 400,000 shares of its common stock to Ogilvy as collateral for Gizmondo Europe's obligations to Ogilvy. At June 30, 2005, the value of these shares is included in accounts payable. On October 3, 2005, Ogilvy filed an action against the Company and Gizmondo Europe in the U. S. District Court, Southern District of New York, to recover the amounts described above based on alleged defaults under the Securities Lending Agreement.

On August 29, 2005, an affiliate of Ogilvy, Ogilvy Public Relations Worldwide, Inc. ("Ogilvy PR"), commenced an arbitration proceeding in New York City against Gizmondo Europe and the Company to collect approximately $305 thousand plus interest allegedly owed to Ogilvy PR for public relations services under an agreement dated June 30, 2004. On September 20, 2005, the Company and Ogilvy PR settled this dispute for $125 thousand to be paid by the Company.

On September 2, 2005, MTV Networks Europe demanded payment of $1.5 million previously invoiced to Gizmondo Europe under an agreement dated June 30, 2005 with Gizmondo Europe guaranteed by the Company. The agreement provides for sponsorship fees of $2.6 million plus VAT and airtime advertising fees of $2.6 million. MTV Networks Europe has terminated the agreement effective September 9, 2005, reserving its right to bring legal proceedings for payment of the outstanding invoices and damages for lost profits resulting from termination of this agreement. Management anticipates an amicable settlement based on current discussions with MTV.

In the second quarter of 2005, HandHeld Games, Inc. filed suit against the Company for damages and costs in excess of $1 million as a result of a dispute between the Company and HandHeld Games over a game development contract for the game "Chicane". The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

Mr. Joe Marten, previously a Director of Gizmondo Europe Ltd., demanded payment of $740 thousand that he maintains the Company owes him. Although the Company carries the obligation as a payable to other creditors, it denies that the sum is owed to him due to an offset against other obligations Mr. Marten owes the Company.

In October 2004, Gizmondo Europe Ltd, (Gizmondo), a subsidiary of the Company signed a contract with SCi Entertainment Group Plc (SCi), a leading games publisher, under which Gizmondo has licensed the right to develop and publish twelve SCi products for the Gizmondo platform. The agreement covers both currently released titles as well as those in the pipeline, and establishes the structure for continuing collaboration between the two companies. The agreement has Gizmondo paying a minimum guarantee of approximately $1.3 million allocated by and among 12 products. The guarantee, which has been paid, is non-refundable but fully recoverable against earned royalties of each product. An earned royalty of 5% of net receipts is to be paid on each product.

NOTE L - WARRANTS

----------- ------------- ------------ --------------- --------------- --------------- -------------
  Date of     Number of     Exercise                      Expiration      Expired /       Balance
   Grant       Shares         Price      Exercisable         Date         Exercised
----------- ------------- ------------ --------------- --------------- --------------- -------------
  Sept 30,                                                Sept. 30,
   2004        250,000        $5.00      Immediately         2006            None         250,000
----------- ------------- ------------ --------------- --------------- --------------- -------------
   June                                                    June 30,
   2004        245,525       $11.25      Immediately         2006            None         245,525
----------- ------------- ------------ --------------- --------------- --------------- -------------
                                                                          Balance at
                                                                         December 31,
                                                                             2004         495,525
----------- ------------- ------------ --------------- --------------- --------------- -------------
   May                                                   December 31,
   2005       1,027,069       $8.00      Immediately         2005            None        1,027,069
----------- ------------- ------------ --------------- --------------- --------------- -------------
   June                                                  December 31,
   2005       2,000,000       $8.00      Immediately         2006            None        2,000,000
----------- ------------- ------------ --------------- --------------- --------------- -------------
                                                                          Balance at
                                                                           June 30,
                                                                             2005        3,522,594
----------- ------------- ------------ --------------- --------------- --------------- -------------

No warrants were outstanding at January 1, 2004.

The warrants to purchase 3,027,069 shares of the Company's common stock, issued in 2005, were valued at approximately $2.5 million, using the Black Scholes method. The value of the warrants was credited to paid in capital.

NOTE M - SUBSEQUENT EVENTS

In August 2005, Gizmondo Europe and U. S. game developer Electronic Arts entered into a Software Development Contract for the development of two games, FIFA and FXXFSX. In connection with this contract, Gizmondo Europe paid Electronic Arts $5.9 million.

In October 2005 the Company paid $400,000 to Electronic Arts as the first installment of a $3.9 million arrangement for a yet to be announced game. The balance of the $3.9 million is due when the Company decides to go forward with development of the game.

Mr. Freer loaned the Company $1.8 million on September 18, 2005, and paid an additional $1.5 million on behalf of the Company to satisfy a payable due to a component supplier. These amounts are interest free demand notes. The Company satisfied these amounts shortly thereafter.

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

Payments of $3.9 million have been made to Games Factory Publishing Ltd in connection with a games development agreement entered into in August 2005 for the development of 19 games to be used on the Gizmondo handheld device. A 50% shareholder of Games Factory Publishing Ltd owns 100,000 shares of the Company's common stock. In October 2005, the Company exercised a withdrawal provision in the agreement due to a delay in game delivery and received a reimbursement of $2.5 million and a commitment from Games Factory Publishing Ltd to pay the remaining $1.4 million.

NOTE N - ACQUISITIONS

The Company acquired several subsidiaries during 2004, ISIS Models, Ltd., Indie Studios AB and four subsidiaries of Warthog, PLC.

The following proforma information reflects the net sales, net loss, and per share amounts for the first six months of 2004 as if the Company had made the 2004 Acquisitions on January 1, 2004.

                                                       June 30,
                                                         2004
                                                         ----

Pro forma net sales                                 $  6,356,000

Pro forma net loss                                  $(34,619,000)

Pro forma  basic and diluted net loss                     ($2.27)
per common share

Weighted  average shares  outstanding                 15,263,615
- basic and diluted

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

General Overview

In early 2003, the Company began developing a new multi-entertainment wireless handheld gaming device that is now referred to as Gizmondo. Since then the Company's primary business strategy has been to develop and market Gizmondo. The Company initially launched a limited production version of the Gizmondo in the UK on March 19, 2005, and, on October 22, 2005, launched the full-scale production of Gizmondo selling in the U.S. market. The Gizmondo is powered by a Microsoft Windows CE.net platform, has a 2.8-inch TFT color screen and a Samsung ARM9 400Mhz processor and incorporates the GoForce 3D 4500 NVIDIA graphics accelerator. Gizmondo provides cutting-edge gaming, multimedia messaging, an MP3 music player, Mpeg4 movie playing capability, a digital camera and a GPRS network link to allow wide-area network gaming. Additionally, Gizmondo contains a GPS chip for location based services, is equipped with Bluetooth for use in multi-player gaming and accepts MMC card accessories.

Six months-ended June 30, 2005 compared to the six months ended June 30, 2004:

Net Sales: The Company's net sales were $1.5 million for the six months ended June 30, 2005 and $183 thousand for the six months ended June 30, 2004. The Company began selling its Gizmondo products in the United Kingdom in 2005 while in 2004 had only incidental sales. In both quarters the Company has focused and will continue to focus its full attention to the development of the Gizmondo device.

Gross Profits: The Company's gross profit was $373 thousand and $35 thousand for the six month periods ended June 30, 2005 and 2004. Sales of the Gizmondo device began in 2005 and only minor sales amounts have been recorded. Gross profit at this sales level is not a meaningful measure.

Selling Expenses: Selling and marketing expenses for the six months ended June 30, 2005 were $27 million compared with $2 million for the same time period in 2004. Most of the increase can be attributed to moving towards the launch of the Gizmondo device in Europe and the United States in October of 2005. Direct advertising expenses aggregated $1.7 million in 2005 as compared to $ 0 in the first six months of 2004. Sales promotion activities aggregated $23 million in 2005 compared to $709 thousand in for the same period in 2004. Additional expenses were incurred in recruiting various distributors and representatives in various market regions prior to the Gizmondo launch.

General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2005 were $188 million compared to $23 million in 2004, an increase of over $165 million. This increase came primarily from expenses related to development of the Gizmondo device. The Company incurred over $14 million in research and development costs directly attributable to the Gizmondo in 2005 as compared to approximately $10 million in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition, salaries and related costs rose to over $83 million in 2005 from $3.4 million in 2004 as the Company continued in the product development phase and awarded significant stock bonuses related to the launch of the Gizmondo product. The Company also incurred over $75 million of legal, accounting and consulting costs in the first six months of 2005, up from $8 million in 2004, as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. In 2005, approximately $117 million of the above costs was paid by issuance of the Company's restricted common stock.

Interest expense: Interest expense rose to over $2 million from $54 thousand during the first six months of 2005 and 2004, respectively. The major part of the increase relates to interest paid on short-term loans. The interest was paid by issuing shares of the Company's common stock and issuing warrants to purchase additional shares in the future.

Net Loss: The Company reported a net loss of $220 million for the six-month period ended June 30, 2005 compared to $25 million for the same time period in 2004. $121 million of this loss was the non-cash cost of issuing shares for services, goods and interest. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss.

Three months-ended June 30, 2005 compared to the three months ended June 30, 2004:

Net Sales: The Company's net sales were $1.1 million for the three months ended June 30, 2005 and $183 thousand for the three months ended June 30, 2004. The Company began selling its Gizmondo products in the United Kingdom in 2005. In both quarters the Company has focused and will continue to focus its full attention to the development of the Gizmondo device.

Gross Profits: The Company's gross profit was $408 thousand and $35 thousand for the periods ended June 30, 2005 and 2004. Sales of the Gizmondo device began in 2005 and only minor sales amounts have been recorded. Gross profit at this sales level is not a meaningful measure.

Selling Expenses: Selling and marketing expenses for the three months ended June 30, 2005 were $14 million compared with $1.2 million for the same time period in 2004. Most of the increase can be attributed to moving towards the launch of the Gizmondo device in Europe and the United States in the fourth quarter of 2005. Direct advertising expenses aggregated $853 thousand in 2005 as compared to $ 50 thousand in the three months ended June 30, 2004. Sales promotion activities aggregated $12.8 million in 2005 compared to $1.1 million for the same period in 2004. Additional expenses were incurred in recruiting various distributors and representatives in various market regions prior to the Gizmondo launch.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2005 were $40.5 million compared to $18.5 million for 2004, or up approximately over $22 million. This increase came primarily from expenses related to development of the Gizmondo device. The Company incurred over $8.4 million in research and development costs directly attributable to the Gizmondo in 2005 as compared to approximately $8.7 million in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition, salaries and related costs rose to over $10.9 million in 2005 from $2.6 million in 2004 as the Company continued in the product development phase and awarded significant stock bonuses related to the launch of the Gizmondo product. The Company also incurred over $7.3 million of legal, accounting and consulting costs in the second quarter of 2005, up from $6.4 million in 2004, as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. In the three month period ended June 30, 2005, approximately $7.7 million of the above costs was paid by issuance of the Company's restricted common stock.

Interest expense: Interest expense rose to $1.9 million from $16 thousand during the quarters ended June 30, 2005 and 2004 respectively. The major part of the increase relates to interest paid on short-term loans. The interest was paid by issuing shares of the Company's common stock and issuing warrants to purchase additional shares in the future.

Net Loss: The Company reported a net loss of $54 million for the quarter ended June 30, 2005 compared to $19.7 million for the same time period in 2004. $7.7 million of this loss was the non-cash cost of issuing shares for services and goods. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The Company has funded its operations principally through private placements of its common stock to accredited foreign investors aggregating over $96.3 million in cash, and the issuance of common stock in exchange for goods and services aggregating over $156 million since 2002 through June 30, 2005. During 2004 the Company's working capital deficit increased from $8,800,000 to over $22,800,000 at December 31, 2004, and by the end of the second quarter of 2005 the working capital deficit had increased to over $78 million. Accounts payable and accrued expenses have increased by over $42.5 million while current assets increased just over $632 thousand. Without such funding, the Company would not have been able to sustain operations.

From July 1, 2005 through September 30, 2005 the Company obtained additional equity capital of over $47 million in cash and services. The Company will seek to raise additional equity capital and will seek trade or bank financing as needed to fund the development and the launch of the Gizmondo product in different regions as needed. Management anticipates that it can continue to raise equity capital through private placements of its common stock. However, there can be no assurance that any future capital or other financing will be available, or if available on terms reasonably acceptable to the Company.

A subsidiary of the Company, Gizmondo Studios UK had a $184 thousand line of credit with a balance of $122 thousand (included in accrued expenses) outstanding at December 31, 2004. The note was unsecured, due on demand and was repaid in 2005. Interest is computed at 3% over the bank's base rate.

In May 2005, two entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in two separate short-term loans to Gizmondo Europe. The loans were payable on October 31, 2005. One of the lenders agreed to extend the maturity date of one loan to November 30, 2005, and the Company anticipates that the other lender will extend the maturity date of the other loan to November 30, 2005. The loans are personally guaranteed by Mr. Freer and Mr. Eriksson. The Company also pledged 1,027,069 shares of its common stock as collateral for the loans.

Mr. Freer loaned the Company $1.8 million on September 18, 2005, and paid an additional $1.5 million on behalf of the Company to satisfy a payable due to a component supplier. These amounts are interest free demand notes and have been satisfied by the company shortly thereafter.

In October 2005 the Company cancelled the Game Factory Publishing LTD arrangement (See Note M - Subsequent Events) that generated $2.5 million in cash and a commitment from Games Factory Publishing Ltd to pay the remaining $1.4 million.

The Company obtained liquidity from its CEO who has deferred his salary and reimbursable expenses aggregating $1.1 million as of June 30, 2005.

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

In addition, the Company has routinely exchanged shares of its common stock for employee compensation and services and in satisfaction of debt owed by the Company to shareholders. Common stock exchanged for services from employees and unrelated parties, shareholder debt and suppliers is valued at the appraised value of the Company's restricted common stock. Differences between the appraised value and the stated value of services or debt are charged to operations.

The shares issued are restricted securities and may not be currently sold. An independent business valuation expert determines the value of these restricted securities on a quarterly basis. Management believes that the appraised value is a better indication of the fair value of the restricted shares issued than the price of freely traded shares in the open market due to the large number of issued restricted shares.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk:

Market risks relating to the Company's operations result primarily from changes in foreign currency exchange rates. The Company has non-cash foreign currency exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances. The primary currency exchanges the Company has exposure to are the European euro and the British pound sterling. The Company does not currently use foreign exchange forward contracts to hedge against its foreign currency exposure, nor does it intend to do so in the foreseeable future.

Item 4.      Controls and Procedures:

In August 2005, the Company began a remediation program to correct the deficiencies noted in Management's Report on Internal Control over Financial Reporting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company retained BDO Stoy Hayward LLP to assist in preparing a remediation plan. The plan was developed in October 2005 and is currently in the design and implementation phase. The Company is planning to remediate all of the areas of deficiency prior to December 31, 2005. For additional information regarding Management's Report on Internal Control over Financial Reporting, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                                     PART II
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION

Item 1.           Legal Proceedings:

In August 2005 the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004 the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra $1.5 million in 2005 under a debenture providing for loans by the Company of up to $1.9 million, secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The action was filed in Florida State Court and has been removed by Integra to the U.S. District Court, Middle District of Florida, Jacksonville Division. On October 13, 2005, Integra filed a motion for preliminary injunction seeking the return of certain property held by the Company as collateral for the debenture. On October 31, 2005, the Company filed a response to Integra's motion for preliminary injunction. A hearing on this motion was scheduled for November 10, 2005. On November 9, 2005, the parties agreed that the Company would retain possession of all collateral pending resolution of the action and Integra withdrew its motion for preliminary injunction.

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

On August 29, 2005, an affiliate of Ogilvy, Ogilvy Public Relations Worldwide, Inc. ("Ogilvy PR"), commenced an arbitration proceeding in New York City against Gizmondo Europe and the Company to collect approximately $305 thousand plus interest allegedly owed to Ogilvy PR for public relations services under an agreement dated June 30, 2004. The agreement was terminated in December 2004. On September 20, 2005, the Company and Ogilvy PR settled this dispute for $125 thousand.

Early in the third quarter of 2005, HandHeld Games, Inc. filed suit against the Company for damages and costs in excess of $200 thousand as a result of a dispute between the Company and HandHeld Games over a game development contract for the game "Chicane". The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds:

During the first six months of 2005, the Company sold 2,512,799 shares of restricted common stock for $37.9 million, including, $1.9 million of its restricted common stock that was originally recorded as deposits on common stock and subsequently moved to equity in 2005 when the Company issued the common share certificates. The shares were sold for $3.00 to $20.00 per share and were used for general operations.

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

Item 3.      Defaults Upon Senior Securities:

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

Not Applicable

Item 5.      Other Information:

The Company's independent public accountants, Goldstein Golub Kessler LLP, declined to review the Company's financial statements as required by Regulation S-X until an independent committee of the Company's Board of Directors completes its investigation of certain related party transactions, all as more particularly described in Note F - Related Party Transactions. Accordingly, the attached financial statements do not comply with the requirements of Regulation S-X.

The Company elected to file this Form 10-Q report without the independent public accountants' review of the Company's financial statements in order to provide current information to its shareholders. The Company believes the financial statements contained herein will not be materially different from the Company's financial statements after they are reviewed by its independent public accountants.

As reported in the Company's Form 8-K filed on October 20, 2005, Mr. Carl Freer resigned as Chairman of the Board and as a Director of the Company, as Managing Director of Gizmondo Europe, Ltd. and as an officer and employee of all other subsidiaries of the Company. Further, Mr. Stefan Eriksson resigned as an officer and employee of Gizmondo Europe, Ltd. and as an officer and employee of all other subsidiaries of the Company. Effective October 20, 2005 Mr. Peter Uf resigned as a director of Gizmondo Europe, Ltd. and as an officer, director and employee of all other subsidiaries of the Company. Messrs. Freer, Eriksson and Uf are no longer employed by or otherwise associated with the Company or its subsidiaries, other than as shareholders of the Company.

Since their resignations, Messrs. Freer, Eriksson and Uf have been the subject of several articles published in Sweden reporting alleged questionable activities and association with a Swedish crime family and, in the case of Messrs. Eriksson and Uf, prior convictions for fraud and other economic crimes. Mr. Freer has advised the Company that a substantial portion of the allegations and implications of illegal activities or improprieties attributed to him are not true. Prior to these reports, the Company had no prior knowledge of the past history described in these reports. The Company conducts thorough background checks of all of its senior executives. The background checks did not reveal these convictions or other illegal activities.

As stated in the Company's recent Form 10-K and in the related party note of this Form 10-Q, all transactions since January 1, 2004 in which Messrs. Freer or Eriksson had an interest are subject to review by a committee of independent directors. Should any transactions be deemed inappropriate or unfair to the Company by this committee, it will be fully investigated and remedial action taken accordingly.

Item 6.      Exhibits:

Exhibit 31  Rule 13a-14(a).
Exhibit 32  Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER TELEMATICS, INC.

November ___, 2005
                                           /S/  Michael W. Carrender
                                           -------------------------
                                           Michael W. Carrender
                                           Chief Executive Officer, Director and
                                           Chief Financial Officer