Form 10-Q
period 2005-09-30
TIGER TELEMATICS INC
filed 2005-11-30
CIK 1065581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark  whether the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes  X    No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                        Outstanding as of
Class                                                   September 30, 2005
---------------------------                             ------------------------
Common Stock, Par                                          63,254,811
Value $0.001 per share

                                    CONTENTS
Part I                                                                      Page
                                                                            ----
Item 1.      Financial Statements

     Condensed Consolidated Balance Sheets                                    2

     Condensed Consolidated Statements of Operations for the
        nine months ended September 30, 2005 and 2004                         4

     Condensed Consolidated Statements of Operations for the
        three months ended  September 30, 2005 and 2004                       5

     Condensed Consolidated Statement of Stockholders' Deficiency             6

     Condensed Consolidated Statements of Cash Flows                          7

     Notes to Condensed Consolidated Financial Statements                     9

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       25

Item 4.     Controls and Procedures                                          25

Part II      Tiger Telematics, Inc. Other Information

Item 1.      Legal Proceedings                                               26

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     27

Item 3.      Defaults Upon Senior Securities                                 27

Item 4.      Submission of Matters to a Vote of Security Holders             27

Item 5.      Other Information                                               27

Item 6.      Exhibits                                                        28


Pursuant to Regulation S-X, prior to filing quarterly reports on Form 10-Q, independent public accountants must review the interim financial statements using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission.

The Company's independent public accountants, Goldstein Golub Kessler LLP, declined to review the Company's financial statements as required by Regulation S-X until an independent committee of the Company's Board of Directors completes its investigation of certain related party transactions, including, but not limited to, those transactions particularly described in Note F - Related Party Transactions. Accordingly, the attached financial statements and this form 10Q do not comply with the requirements of Regulation S-X.


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004


                                                       Unaudited
                                                     September 30,    December 31,
                                                          2005            2004
                                                     -------------   -------------
ASSETS
Current Assets
  Cash                                               $     363,316   $   4,653,559
  Accounts receivable                                    1,304,991         616,571
  Other receivables                                      5,463,948       3,129,235
  Inventories                                            2,995,267          38,532
  Advances to employees                                       --           204,081
  Deposits with suppliers                                8,668,379         924,456
  Prepaid expenses and other current assets              1,418,332         698,106
                                                     -------------   -------------

                 Total current assets                   20,214,233      10,264,540

Property and Equipment, net                              2,420,254         350,626
Assets held for sale                                     1,441,062         755,227
Other assets:
  Goodwill                                               5,038,416       3,975,670
  Other intangible assets                                1,905,865       1,901,765

  Minority interest                                         80,198            --
  Deferred tax asset, net of valuation
  allowance of $145,000,000 and $45,000,000
  in 2005 and 2004 respectively                               --              --
                                                     -------------   -------------

                                                     $  31,100,028   $  17,247,828
                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Short term notes payable                           $  16,777,350   $        --
  Accounts payable                                      16,422,019      13,976,402
  Amount due stockholders                                  993,272         894,933
  Notes payable - Current portion                          262,657          78,937
  Accrued expenses                                      21,295,842       7,496,355
  Foreign tax accrual                                   39,664,637       7,567,352
  Deposits on common stock                                    --         1,871,730
  Contingent liabilities arising from discontinued
  operations                                             1,168,243       1,168,243
                                                     -------------   -------------

                 Total current liabilities              96,584,020      33,053,952

Notes payable after one year                               934,291         408,638
                                                     -------------   -------------

                 Total liabilities                      97,518,311      33,462,590
                                                     -------------   -------------



                       CONSOLIDATED BALANCE SHEETS (Cont.)
                    September 30, 2005 and December 31, 2004

                                                            Unaudited
                                                          September 30,     December 31,
                                                               2005             2004
                                                          -------------    -------------
COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
  Common stock - 0.001 par value, authorized
  500,000,000 shares. Issued and outstanding 63,254,811
  and 36,306,607 in 2005 and 2004 respectively                   63,255           36,307
  Additional paid-in-capital                                317,217,893      107,017,140
  Accumulated other comprehensive income (loss)               1,099,357       (3,112,766)
  Accumulated deficit                                      (384,798,788)    (120,155,443)
                                                          -------------    -------------

                 Stockholders' deficiency                   (66,418,283)     (16,214,762)
                                                          -------------    -------------

                                                          $  31,100,028    $  17,247,828
                                                          =============    =============













                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2005 and 2004
                                    Unaudited



                                                        2005             2004
                                                   -------------    -------------
Net sales                                          $   2,838,221    $     451,924
Cost of goods sold                                     4,446,030          446,137
                                                   -------------    -------------

          Gross profit (loss)                         (1,607,809)           5,787
                                                   -------------    -------------

Operating expenses
   Selling expense                                    33,558,763        5,993,240
   General and administrative                        218,205,304       37,332,413
                                                   -------------    -------------

          Total operating expenses                   251,764,067       43,325,653
                                                   -------------    -------------

          Operating loss                            (253,371,876)     (43,319,866)
                                                   -------------    -------------

Other income (expense)
   Other                                                (170,024)          22,532
   Interest expense                                  (10,732,607)         (61,419)
   Loss on foreign currency transactions                (368,838)
                                                   -------------    -------------

                                                     (11,271,469)         (38,887)
                                                   -------------    -------------


                     Net loss                      $(264,643,345)   $ (43,358,753)
                                                   =============    =============


   Net loss per common share (basic and diluted)   $       (5.21)   $       (2.70)
                                                   =============    =============

   Weighted average shares outstanding - basic
   and diluted
                                                      50,756,359       16,032,697
                                                   =============    =============





                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2005 and 2004
                                    Unaudited


                                                       2005            2004
                                                   ------------    ------------

Net sales                                          $  1,278,022    $    268,095
Cost of goods sold                                    3,259,241         296,923
                                                   ------------    ------------

          Gross profit (loss)                        (1,981,219)        (28,828)
                                                   ------------    ------------

Operating expenses
   Selling expense                                    7,019,079       3,971,312
   General and administrative                        26,738,266      13,894,092
                                                   ------------    ------------

          Total operating expenses                   33,757,345      17,865,404
                                                   ------------    ------------

          Operating loss                            (35,738,564)    (17,894,232)
                                                   ------------    ------------

Other income (expense)

   Other                                                (99,672)          7,536
   Interest expense                                  (8,633,934)         (7,179)
   Loss on foreign currency exchange                    (66,589)
                                                   ------------    ------------

                                                     (8,800,195)            357
                                                   ------------    ------------


                      Net loss                     $(44,538,759)   $(17,893,875)
                                                   ============    ============


   Net loss per common share (basic and diluted)   $      (0.82)   $      (0.87)
                                                   ============    ============

   Weighted average shares outstanding
   (basic and diluted)                               54,215,238      20,571,366
                                                   ============    ============



                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  For the nine months ended September 30, 2005
                                    Unaudited

                                                                              Accumulated
                                                               Additional        Other                             Total
                                      Common Stock              Paid-in      Comprehensive     Accumulated     Stockholders'
                                 Shares          Amount         Capital          Loss            Deficit         Deficiency
                             -------------   -------------   -------------   -------------    -------------    -------------
Balance (deficiency)
December 31, 2004               36,306,607   $      36,307   $ 107,017,140   $  (3,112,766)   $(120,155,443)   $ (16,214,762)
                             =============   =============   =============   =============    =============    =============

Issuance of common stock:
   Private placement             4,986,856           4,987      63,570,864            --               --         63,575,851

   Stock based employee
      compensation               5,147,626           5,148      38,429,513            --               --         38,434,661
   Services                     13,896,863          13,896      89,868,697            --               --         89,882,593
   Interest on notes
payable                          2,200,000           2,200      10,766,800            --               --         10,769,000
  Acquisition of Globicom          116,859             117         538,603            --               --            538,720
  Contingent shares              4,176,000
    related to Indie
    acquisition                    600,000             600       4,175,400

Warrants issued to
    purchase 3,027,069
    shares of common stock            --              --         2,512,876            --               --          2,512,876
Repayment of personal
    expenses (Note F)                 --              --           338,000            --               --            338,000
Net Loss                              --              --              --      (264,643,345)    (264,643,345)    (264,643,345)

Other comprehensive
   income (loss) - foreign
   currency adjustment                --              --              --         4,212,123             --          4,212,123
                                                                             -------------
  Total comprehensive loss            --              --              --      (260,431,222)            --               --
                             -------------   -------------   -------------   -------------    -------------    -------------

Balance (deficiency)
September 30, 2005              63,254,811   $      63,255   $ 317,217,893   $   1,099,357    $(384,798,788)   $ (66,418,283)
                             =============   =============   =============   =============    =============    =============



                 See Notes to Consolidated Financial Statements


                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2005 and 2004
                                    Unaudited
                                                                    2005             2004
                                                               -------------    -------------
Cash Flows from Operating Activities:

  Net loss                                                     $(264,643,345)   $ (43,358,753)
     Other comprehensive income                                    4,212,123           74,738
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation                                                   373,421          140,425
      Expenses paid with common stock                            143,262,254       11,837,342
      Impairment of goodwill                                          63,835           55,777
      Minority interest                                               (6,320)            --

  Changes in assets and liabilities:
      (Increase) in other accounts receivable                     (3,017,919)      (1,343,995)
      (Increase) in inventory                                     (2,943,466)            --
      Decrease (increase) in advances to employees                   204,081             --
      Decrease in deposits with suppliers                         (7,743,923)            --
      (Increase) in prepaid expenses                                (671,009)            --
      Increase in short term notes payable                        16,777,350             --
      Increase in accounts payable                                 2,292,916        6,512,675
      Increase in accrued expenses                                13,411,751        4,276,615
      Increase in foreign tax accrual                             32,097,285             --
      Other - net                                                       --           (214,740)
                                                               -------------    -------------
                   Net cash used in operating activities         (66,330,966)     (22,019,916)
                                                               -------------    -------------

Cash flows from investing activities:
      Purchase of property and equipment                          (2,437,967)        (463,789)
      Purchase of subsidiary                                        (198,184)        (850,281)
      Assets held for sale                                          (685,835)            --
                                                               -------------    -------------
                   Net cash used in investing activities          (3,321,986)      (1,314,070)
                                                               -------------    -------------

Cash flows from financing activities:
      Issuance of common stock and warrants                       66,426,727       16,372,458
      Loans and advances from stockholders                            98,339          120,909
      Proceeds from long term borrowing                              739,373             --
      Payments on debt                                               (30,000)         (35,915)
      Deposits on common stock                                    (1,871,730)       7,983,609
                                                               -------------    -------------
                   Net cash provided by financing activities      65,362,709       24,441,061
                                                               -------------    -------------
                                   Net change in cash             (4,290,243)       1,107,075
Cash:
  Beginning of period                                              4,653,559            8,959
                                                               -------------    -------------
  End of period                                                $     363,316    $   1,116,034
                                                               =============    =============

Supplemental disclosure of Cash Flow Information:
  Cash paid for interest                                       $     326,677    $      61,419
                                                               =============    =============



                  CONSOLIDATED STATEMENTS OF CASH FLOWS, cont'd
              For the nine months ended September 30, 2005 and 2004
                                    Unaudited

                                                                    2005             2004
                                                               -------------    -------------
Supplemental Disclosure of Non-cash Investing and
  Operating Activities: Stock issued for:
      Operating expenses                                       $  89,882,593    $  11,837,342
      Employee compensation                                       38,434,661             --
      Interest on notes payable                                   10,769,000             --
      Acquisition of Globicom                                        538,720             --
      Contingent consideration for Indie
         Studios acquisition                                       4,176,000             --
                                                               -------------    -------------
                                                               $ 143,800,974    $  11,838,342
                                                               =============    =============

  Financing Activities:
      Conversion of stockholder debt to common stock           $        --      $      55,000
                                                               =============    =============

  Investing Activities:
      Cash paid for subsidiary                                 $     200,000    $     850,281
      Common stock issued for acquisition                            538,720        2,832,800
      Liabilities in excess of assets acquired                       461,739          284,531
                                                               -------------    -------------
                                                               $   1,200,459    $   3,967,612
                                                               =============    =============


                                                                  Globicom       ISIS Models
Acquisitions:                                                  -------------    -------------
  Goodwill                                                         1,126,581    $   3,967,612
  Minority interest                                                   73,878             --
  Accounts receivable                                                  5,214          327,308
  Software EOM license                                                 4,100             --
  Inventory                                                           13,269             --
  Prepaid expenses & other assets                                     54,299           31,729
  Accounts payable                                                  (152,701)        (539,198)
  Due to related parties                                             (32,700)         (14,437)
  Accrued expenses                                                  (355,036)         (89,933)
  Cash & stock paid for subsidiary                                  (738,720)            --
  Common stock owed to sellers                                          --         (3,683,081)
                                                               -------------    -------------

        Cash received                                          $       1,816    $        --
                                                               =============    =============



                 See Notes to Consolidated Financial Statements

                     TIGER TELEMATICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 and 2004, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates

Pursuant to Regulation S-X, prior to filing quarterly reports on Form 10-Q, independent public accountants must review the interim financial statements using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission. The Company's independent public accountants, Goldstein Golub Kessler LLP, declined to review the Company's financial statements as required by Regulation S-X until an independent committee of the Company's Board of Directors completes its investigation of certain related party transactions including, but not necessarily limited to, those transactions described in Note F - Related Party Transactions. Accordingly, the attached financial statements and this Form 10Q do not comply with the requirements of Regulation S-X.

The consolidated financial statements include the accounts of Tiger Telematics ("Tiger" or the "Company"), and its subsidiaries, Gizmondo Europe Ltd. and its significant subsidiaries; ISIS Models Ltd. and Indie Studios AB. Other subsidiaries of Tiger include Gizmondo USA, Inc., Smart Adds, Inc., Tiger Telematics USA, Inc., Gizmondo Games Ltd, Gizmondo Studios AB, Gizmondo Studios Texas, Gizmondo Studios Ltd (UK), Gizmondo Games Ltd (UK) and Globicom, Inc. Intercompany obligations are not guaranteed by the Company unless expressly agreed to by written agreement. Intercompany accounts and transactions have been eliminated.

Certain balance sheet amounts at December 31, 2004 have been reclassified to comply with the presentation adopted by the Company in 2005.

Going Concern:

The Company has sustained net losses aggregating over $382.5 million for the three years and nine months ended September 30, 2005. In addition, the Company had a net working capital deficiency of $76.4 million at September 30, 2005. During those periods, the Company sold $121.3 million of restricted common stock shares and, in order to conserve cash, the Company funded $178.3 million of the losses by issuing restricted common stock in exchange for services and other expenses. Management anticipates proceeds from sales of Gizmondo units and accessories to increase significantly after the U. S. launch of the product on October 22, 2005. Management also anticipates the ability to continue issuing equity securities to meet working capital requirements and to fund development costs incurred in connection with developing products that the Company believes will enhance its operations. No assurances can be given that these funds will be available. Additionally, the Company borrowed approximately $21.2 million from shareholders on a short-term basis during the second quarter of 2005 (See Note
J).

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

Valuation of Common Stock:

The shares of the Company's common stock issued primarily as payment for services, employee bonuses and business acquisitions are restricted securities and may not be currently sold. An independent business valuation expert determines the "fair value" of these restricted securities on a quarterly basis. Management believes that the appraised value is a better indication of the fair value of the restricted shares issued than the price of freely traded shares in the open market due to the large number of issued restricted shares.

Segment Information:

The Company primarily focuses all of its business in one segment, the development, production, and sale of the wireless handheld multi-entertainment gaming device, Gizmondo, and the related game products for use on the Gizmondo.

NOTE B - OTHER RECEIVABLES

Other receivables of $5.5 million and $3.1 million at September 30, 2005 and December 31, 2004, respectively, consist primarily of VAT tax recoverable from government agencies. At September 30, 2005 other receivables also includes $1.4 million due from Integra, a former acquisition candidate. The Company believes that the receivable due from Integra is fully collectable based on the collateral pledged to secure this loan. (See NOTE K - Contingencies)

NOTE C - EQUITY TRANSACTIONS

During the first nine months of 2005, the Company issued 26,948,204 shares of restricted common stock in numerous private transactions with an aggregate value of $207.4 million, all as more particularly described below:

         Sold 4,986,856 shares for $63.6 million in cash in private placement transactions with individual and institutional investors. The shares issued were sold at $3.50 to $20.00 per share.

         Issued 13,896,863 shares in payment of services (principally consulting type services) related to development of the Gizmondo. The shares were valued at from $4.31 to $7.92 per share, aggregating $89.9 million.

         Issued 2,200,000 shares valued at $10.8 million for interest on short-term notes payable. The shares issued were valued at $4.31 to $5.60 per share. (SEE NOTE J - SHORT TERM DEBT)

         Issued 600,000 shares valued at $4.2 million in connection with the successful completion of a product development project.

         The Company issued 5,147,626 shares to employees as compensation. The shares were valued at $4.31 to $7.92 per share and aggregated $38.4 million. Of those shares, executives of the Company received 4,045,036 shares valued at $27.9 million.

         Issued 116,859 shares of restricted common stock valued at $538.7 thousand in connection with the acquisition of Globicom, Inc. (See NOTE N - ACQUISITIONS)

         In each case the Company recorded capital surplus based upon the fair value of the Company's common stock at the time of issuance or agreement to issue.

         Additionally, the Company issued warrants to purchase 3,027,069 shares of the Company's common stock valued at approximately $2.5 million, using the Black Scholes method. The value of the warrants was credited to paid in capital. (SEE NOTE J - SHORT TERM DEBT)

         Credited $338 thousand to paid in capital representing repayment by a former executive of personal expenses charged to the Company in a prior period. (SEE NOTE F - RELATED PARTY TRANSACTIONS)

NOTE D- REVERSE STOCK SPLIT

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

If the Company had determined compensation expense for the Plan based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro-forma net loss and basic loss per share would have been as follows:

                                         Nine Months Ended     Nine Months Ended
                                        September 30, 2005    September 30, 2004
                                        ------------------    ------------------
                                           (Thousands)            (Thousands)
                                           -----------            -----------

Net loss as reported                       $  (264,643)           $   (43,358)


Stock based compensation expense,
net of tax ($0) included in the
determination of net loss as reported      $   (38,434)           $        (0)

Stock based compensation expense
under the fair value based method,
net of tax ($0)                            $   (38,475)           $       (41)

Pro forma net loss                         $  (264,684)           $   (43,399)
Basic and diluted net loss per share,
as reported                                $     (5.21)           $     (2.70)
Pro forma basic and diluted net loss
per share                                  $     (5.21)           $     (2.70)

NOTE F - RELATED PARTY TRANSACTIONS

Advances to employees and stockholders of subsidiaries of the Company of $204 thousand at December 31, 2004 are due on demand, without interest.

The amount due to stockholders includes $0.9 million and $0.7 million at September 30, 2005 and December 31, 2004, respectively, for back salary and reimbursable expenses owed to the Company's CEO.

In September 2004, Northern Lights Software Limited ("Northern Lights"), a company registered in the United Kingdom, and Gizmondo Europe entered into a License Agreement, pursuant to which Northern Lights licensed the games, Chicane and Colors, and provided software development services to Gizmondo Europe. During 2004, Gizmondo Europe paid Northern Lights a total of $3.5 million under the License Agreement, which amount was invoiced during the regular course of business. Carl Freer, former Chairman of the Company's Board of Directors, and Stefan Eriksson, a former executive officer of Gizmondo Europe, Ltd., were, at the time of this transaction, directors of both Northern Lights and Gizmondo Europe. Each was also the beneficial owner of 23.5% of the issued and outstanding share capital of Northern Lights. The outstanding balance payable to Northern Lights was $0.9 million at September 30, 2005 and December 31, 2004, respectively. On September 29, 2005, Mr. Freer paid $3.5 million to or on behalf of the Company, pending the determination of a special committee of independent directors of the fairness of the transaction to the Company. The special committee will be relying, in part, upon independent counsel and a fairness opinion of independent financial experts.

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

During 2004, Mr. Freer and Mr. Eriksson entered into a multi-party transaction, whereby they caused Asiatic Bank and Finance, a company registered in Panama with its head office in Hong Kong, to pay $7.6 million that was previously owed by Asiatic to Messrs. Freer and Eriksson, directly to 3P PreForm Marketing and Research AB and other non-affiliated third parties in repayment of research and development expenditures owed to these parties by Gizmondo Europe. Gizmondo Europe then credited this amount in payment of amounts previously owed by Mr. Freer and Mr. Eriksson to Gizmondo Europe. Asiatic Bank and Finance is also a shareholder of the Company.

Gizmondo Europe maintains directors accounts whereby amounts owing to and from directors of Gizmondo Europe are netted in order to facilitate advances made and expenses incurred by directors. During 2004, Gizmondo Europe was owed as much as $5.7 million, and $3.1 million, by Messrs. Freer and Eriksson, respectively. Prior to his becoming a director of the Company in August 2004, all amounts owed by Mr. Freer along with a portion of amounts owed by Mr. Eriksson were satisfied by Asiatic in the transaction described in the preceding paragraph. As of December 31, 2004, Mr. Eriksson owed $204 thousand to Gizmondo. These loans were subsequently repaid in 2005. During 2005, Mr. Eriksson owed as much as $114 thousand to Gizmondo Europe, all of which has been repaid.

The transactions described above, involving Mr. Freer and Mr. Eriksson, were consummated without the prior approval by the Company's Board of Directors. At the time the Company had three directors, all of whom are involved in management of the Company and its subsidiaries. On September 29, 2005, the Company appointed three independent directors. Mr. Freer and Mr. Eriksson resigned on October 20, 2005 as officers of Gizmondo Europe Ltd., and in Mr. Freer's case, as a director of the Company.

With respect to the transactions in which Mr. Freer, Mrs. Freer and/or Mr. Eriksson had an interest, the Company appointed two independent directors as a special committee of the Board, authorized to retain independent counsel and other experts and with their assistance investigate, review and determine the fairness of these transactions and, if appropriate, initiate remedial actions. The independent directors have retained Marshall & Stevens, a nationally recognized independent valuation and appraisal-consulting firm, to assist in valuing these transactions. That committee is currently conducting an active review of the matters. Should this committee deem any such transaction(s) inappropriate or unfair to the Company, they will be fully investigated and remedial action taken accordingly.

NOTE G - INVENTORY

Inventories are stated at the lower of cost (specific identification basis) or market, and consist of the following at September 30, 2005 and December 31, 2004:
                                                      2005         2004
                                                   ----------   ----------
         Electronic components                     $  274,173   $   38,532
         Finished goods                             2,638,543            0
         Supplies                                      82,551            0
                                                   ----------   ----------

         Total                                     $2,995,267   $   38,532
                                                   ==========   ==========

NOTE H - FOREIGN TAX ACCRUAL

The Company has accrued a UK Tax that may be levied based on the value of the restricted common stock issued to employees as compensation. Management believes the accrual is sufficient to pay any tax assessed plus interest and penalties. To date no levy has been made.

NOTE I - LONG-TERM DEBT
                                                      2005         2004
                                                   ----------   ----------
The notes are payable to a bank in
equal monthly installments, with
interest ranging from 10.4% to 14% and
are collateralized by automobiles                  $1,196,948   $  487,575

Less amount due within one year                       262,657       78,937
                                                   ----------   ----------

Long term portion of notes payable                 $  934,291   $  408,638
                                                   ==========   ==========

Automobiles costing $1.4 million, classified as assets held for sale, collateralize loans with unpaid balances of approximately $930 thousand. The loans are payable in monthly installments over five years through January 2009.

NOTE J - SHORT TERM DEBT

In May 2005, two entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in two separate short-term loans to Gizmondo Europe. One of the loans was payable on October 31, 2005 and the other is due on November 30, 2005. The Company is currently negotiating with the lenders for an extension on both loans. There can be no assurance that the loans will be extended. Mr. Freer and Mr. Eriksson personally guaranteed the loans. The Company also pledged 1,027,069 shares of its common stock as collateral for the loans.

During the second and third quarter of 2005, as payment for interest and loan fees related to the short term loans described above, the Company (i) issued 2.2 million shares of its restricted common stock valued at approximately $10.8 million, and (ii) granted warrants to purchase 3,027,069 shares of the its restricted common stock for $8.00 per share. The warrants are valued at approximately $2.5 million. The warrants are exercisable at any time and expire as follows: December 31, 2005 - 1,027,069 shares; December 31, 2006 - 2,000,000 shares.

The total value of shares and warrants issued aggregates approximately $13.3 million. Interest expense was amortized over the term of the notes through October 31, 2005. Interest expense of $10.8 million was recorded through September 30, 2005. Prepaid interest of approximately $2.9 million was netted against the note payable. The note balance as shown at September 30, 2005 is net of prepaid interest and a favorable foreign currency adjustment.

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

On August 29, 2005, an affiliate of Ogilvy, Ogilvy Public Relations Worldwide, Inc. ("Ogilvy PR"), commenced an arbitration proceeding in New York City against Gizmondo Europe and the Company to collect approximately $305 thousand plus interest allegedly owed to Ogilvy PR for public relations services under an agreement dated June 30, 2004. On September 20, 2005, the Company and Ogilvy PR settled this dispute for $25 thousand in cash paid by the Company and the entry of a judgment in the amount of $131 thousand.

On September 2, 2005, MTV Networks Europe demanded payment of $1.5 million previously invoiced to Gizmondo Europe under an agreement dated March 31, 2005 with Gizmondo Europe guaranteed by the Company. The agreement provides for sponsorship fees of $2.6 million plus VAT and airtime advertising fees of $2.6 million. MTV Networks Europe has terminated the agreement effective September 9, 2005, reserving its right to bring legal proceedings for payment of the outstanding invoices and damages for lost profits resulting from termination of this agreement.

Early in the third quarter of 2005, HandHeld Games, Inc. filed suit against the Company for damages and costs in excess of $200 thousand as a result of a dispute between the Company and HandHeld Games over a game development contract for the game "Chicane". HandHeld Games subsequently advised the Company that its claim exceeds $900 thousand.
The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

On October 18, 2005, Mr. Joe Marten, previously a Director of Gizmondo Europe Ltd., demanded payment of $740 thousand that he maintains the Company owes him. Although the Company carries the obligation as a payable to other creditors, it denies that the sum is owed to him due to an offset against other obligations Mr. Marten owes the Company.


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

NOTE L - WARRANTS

---------- ----------- ---------- ------------- ---------------- --------------- -----------

 Date of    Number of   Exercise                    Expiration       Expired/
  Grant      Shares       Price    Exercisable         Date         Exercised      Balance
---------- ----------- ---------- ------------- ---------------- --------------- -----------
 Sept 30,     250,000     $5.00    Immediately   Sept. 30, 2009       None         250,000
  2004
---------- ----------- ---------- ------------- ---------------- --------------- -----------
  June        245,525    $11.25    Immediately    September 30,       None         245,525
  2004                                                2006
---------- ----------- ---------- ------------- ---------------- --------------- -----------
                                                                   Balance at
                                                                  December 31,
                                                                      2004         495,525
---------- ----------- ---------- ------------- ---------------- --------------- -----------
   May      1,027,069    $8.00     Immediately     December 31,       None        1,027,069
   2005                                               2005
---------- ----------- ---------- ------------- ---------------- --------------- -----------
   June     2,000,000    $8.00     Immediately     December 31,       None        2,000,000
   2005                                               2006
---------- ----------- ---------- ------------- ---------------- --------------- -----------
                                                                   Balance at
                                                                  September 30,
                                                                      2005        3,522,594
---------- ----------- ---------- ------------- ---------------- --------------- -----------

No warrants were outstanding at January 1, 2004.


NOTE M - SUBSEQUENT EVENTS

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

NOTE N - ACQUISITIONS

On September 8, 2005, the Company executed a Stock Purchase Agreement with certain stockholders of Globicom, Inc. (Globicom), a Texas corporation, and closed the transaction on that date, for the acquisition of approximately eighty-four percent (84%) of the issued and outstanding common stock of Globicom, Inc.

The Company acquired Globicom in a move to provide wireless network support and expand the wireless infrastructure for Gizmondo. The Company paid $200,000 in cash and issued 116,859 shares of its restricted common stock valued at $538,720. The Company also assumed liabilities in excess of the value of tangible assets acquired of $461,739. The excess of purchase price over the value of the tangible assets acquired of $1,200,459 was assigned to Goodwill. An additional contingent cash payment of $120,000 is due upon the completion of certain milestones.

Globicom has no operations in 2004, no revenues from inception to the date of acquisition and no revenues from the date of acquisition through September 30, 2005. The following proforma information reflects the net sales, net loss, and per share amounts for the first nine months of 2005 and 2004 as if the Company had made the acquisitions on January 1, 2004.

                                        September 30,    September 30,
                                        -------------    -------------
                                             2005             2004
                                             ----             ----

Pro forma net sales                     $   2,838,221    $   1,444,000

Pro forma net loss                       (264,700,940)     (43,935,000)

Pro forma  basic and diluted net loss           (5.20)          ($2.48)
per common share

Weighted  average shares  outstanding      50,873,218       17,687,422
- basic and diluted

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

Nine months-ended September 30, 2005 compared to the nine months ended September 30, 2004:

Net Sales: The Company's net sales were $2.85 million and $452 thousand for the nine months ended September 30, 2005 and 2004 respectively. Sales of Gizmondo product in 2005 aggregated $1.7 million as the Company began selling its Gizmondo products in the United Kingdom. No Gizmondo sales were recorded in 2004. In both periods the Company has focused and will continue to focus its full attention to the development of the Gizmondo device.

Gross Profits: The Company's gross profit (loss) was $(1.6 million) and $6 thousand for the nine month periods ended September 30, 2005 and 2004. Sales of the Gizmondo device began in 2005. Included in cost of goods sold are amounts for "give-aways" and promotional units for which no sale is recorded. This distorts the gross profit number on a per unit basis. Therefore, unit costs are excessive and reflect the high costs associated with minimal sales levels as the company prepares for higher volumes in the future where promotional units will reflect a lower percentage of total units. Gross profit or (loss) at this sales level is not a meaningful measure.

Selling Expenses: Selling and marketing expenses for the nine months ended September 30, 2005 were $33.6 million compared with $6 million for the same period in 2004. Most of the increase can be attributed to the launch of the Gizmondo device in Europe and preparing for the launch in the United States that occurred on October 22, 2005. Direct advertising expenses aggregated $2.1 million in 2005 as compared to $ 100 thousand in the first nine months of 2004. Sales promotion activities aggregated $25.7 million in 2005 compared to $5 million for the same period in 2004. Additional expenses were incurred during 2005 to recruit distributors and representatives in various market regions.

General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2005 were $218.2 million compared to $37.3 million in 2004, an increase of over $180.9 million. This increase came primarily from expenses related to development of the Gizmondo device. The Company incurred over $18.8 million in research and development costs directly attributable to the Gizmondo in 2005 as compared to approximately $12.5 million in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition, salaries and related costs rose to over $89.6 million in 2005 from $4.9 million in 2004 as the Company continued in the product development phase and awarded significant stock bonuses directly related to the launch of the Gizmondo product during 2005. The Company also incurred over $113 million of legal, accounting and consulting costs in the first nine months of 2005, up from $11.8 million in 2004, as consultants were engaged to assist the Company in activities related to the development and 2005 launch of the Gizmondo. Most of this expense was paid for by issuing shares of the Company's restricted common stock.

Interest expense: Interest expense totaled over $10.7 million from $61 thousand during the first nine months of 2005 and 2004, respectively. The major part of the increase relates to interest paid on short-term loans. The interest was paid by issuing shares of the Company's common stock and issuing warrants to purchase additional shares in the future.

Net Loss: The Company reported a net loss of $264.6 million for the nine-month period ended September 30, 2005 compared to $43.4 million for the same time period in 2004. $143.2 million of this loss was the non-cash cost of issuing shares for services, goods and interest. The aforementioned costs associated with the development of Gizmondo account for this material increase in operating loss.

Three months-ended September 30, 2005 compared to the three months ended September 30, 2004:

Net Sales: The Company's net sales were $1.3 million for the three months ended September 30, 2005 and $268 thousand for the three months ended September 30, 2004. The Company began selling its Gizmondo products in the United Kingdom in 2005. Sales of Gizmondo product in the quarter ended September 2004 were zero. In both quarters the Company has focused and will continue to focus its full attention to the development and sale of the Gizmondo device.

Gross Profits: The Company's gross profit (loss) was $(2 million) and $29 thousand for the periods ended September 30, 2005 and 2004. Sales of the Gizmondo device began in 2005 and only minor sales amounts have been recorded. Included in cost of goods sold are amounts for "give-aways" and promotional units for which no sale is recorded. This distorts the gross profit number on a per unit basis. Therefore, unit costs are excessive and reflect the high costs associated with minimal sales levels as the company prepares for higher volumes in the future where promotional units will reflect a lower percentage of total units. Gross profit or (loss) at this sales level is not a meaningful measure.

Selling Expenses: Selling and marketing expenses for the three months ended September 30, 2005 were $7.0 million compared with $4.0 million for the same time period in 2004. Most of the increase can be attributed to moving towards the launch of the Gizmondo device in Europe and the United States in the fourth quarter of 2005. Direct advertising expenses aggregated $389 thousand in 2005 as compared to $ 6 thousand in the three months ended September 30, 2004. Sales promotion activities aggregated $12.8 million in 2005 compared to $1.1 million for the same period in 2004. Additional expenses were incurred in recruiting various distributors and representatives in various market regions prior to the Gizmondo launch.

General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2005 were $26.7 million compared to $13.9 million for 2004, or up approximately over $12.8 million. This increase came primarily from expenses related to development of the Gizmondo device. The Company incurred over $4.8 million in research and development costs directly attributable to the Gizmondo in 2005 as compared to approximately $8.0 million in 2004. All of these costs are expensed as incurred and are not capitalized for financial reporting purposes. In addition, salaries and related costs rose to over $6.6 million in 2005 from $1.5 million in 2004 as the Company continued in the product development phase and awarded significant stock bonuses related to the launch of the Gizmondo product. The Company also incurred over $22 million of legal, accounting and consulting costs in the third quarter of 2005, up from $16.5 million in 2004, as consultants were engaged to assist the Company in activities related to the development and launch of the Gizmondo. Most of this sum is from the issuance expense from shares of common stock. In the three month period ended September 30, 2005, approximately $21.9 million of the above costs was paid by issuance of the Company's restricted common stock.

Interest expense: Interest expense rose to $8.6 million from $7 thousand during the quarters ended September 30, 2005 and 2004 respectively. The major part of the increase relates to interest paid on short-term loans. The interest was paid by issuing shares of the Company's common stock and issuing warrants to purchase additional shares in the future.

Net Loss: The Company reported a net loss of $44.5 million for the quarter ended September 30, 2005 compared to $17.9 million for the same time period in 2004. The aforementioned costs associated with the development and sales of Gizmondo account for this material increase in operating loss.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements..

The Company has funded its operations principally through private placements of its common stock to accredited foreign investors aggregating over $121.3 million in cash, and the issuance of common stock in exchange for goods and services aggregating over $178 million since 2002 through September 30, 2005. During 2004 the Company's working capital deficit increased from $8,800,000 to over $22,800,000 at December 31, 2004, and by the end of the third quarter of 2005 the working capital deficit had increased to over $76 million. Accounts payable, accrued expenses and foreign tax accrual have increased by over $48.3 million while current assets increased just over $10 million. Without such funding, the Company would not have been able to sustain operations.

The Company has used funds to support the ramp up of the business to begin product sales in North America in October 22, 2005. As of September 30, 2004 inventories had increased to $3 million from $39 thousand at the end of 2004 and deposits with suppliers (which represents prepayments for Gizmondo's and accessories) increased to $8.7 million from $0.9 million at year end 2004. These two accounts combined, reflect that over $11.6 million is in prepaid product to be sold in 4th quarter 2005 or later.

From July 1, 2005 through September 30, 2005 the Company obtained additional equity capital of over $48 million in cash and services. The Company will seek to raise additional equity capital and will seek trade or bank financing as needed to fund the development and the launch of the Gizmondo product in different regions as needed. Management anticipates that it can continue to raise equity capital through private placements of its common stock. However, there can be no assurance that any future capital or other financing will be available, or if available on terms reasonably acceptable to the Company.

In May 2005, two corporate entities that are shareholders of the Company provided an aggregate total of approximately $21.2 million in two separate short-term loans to Gizmondo Europe. The loans were payable on October 31, 2005. One of the lenders agreed to extend the maturity date of one loan to November 30, 2005, and the Company anticipates that the other lender will extend the maturity date of the other loan to November 30, 2005. Mr. Freer and Mr. Eriksson personally guaranteed the loans. The Company also pledged 1,027,069 shares of its common stock as collateral for the loans. (SEE NOTE J - SHORT TERM DEBT)

In October 2005 the Company cancelled the Game Factory Publishing LTD arrangement (See Note M - Subsequent Events) that generated $2.5 million in cash and a commitment from Games Factory Publishing Ltd to pay the remaining $1.4 million.

The Company obtained liquidity from its CEO who has deferred his salary and reimbursable expenses aggregating over $900,000 as of September 30, 2005. The Company has instituted significant cost savings measures including: closing unneeded facilities, reducing staff and instituting other cost savings measures.

Management also anticipates the continued issuance of equity securities to meet working capital requirements. Future operations remain dependent upon such equity financing being available to support the operations until a critical mass of product sales can be achieved.

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

Item 4.       Controls and Procedures:

In August 2005, the Company began a remediation program to correct the deficiencies noted in Management's Report on Internal Control over Financial Reporting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company retained BDO Stoy Hayward LLP to assist in preparing a remediation plan. The plan was developed in October 2005 and is currently in the design and implementation phase. The Company is planning to remediate all of the areas of deficiency on a design basis prior to December 31, 2005, although this may not be completed before March 31, 2006. For additional information regarding Management's Report on Internal Control over Financial Reporting, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                                     PART II
                             TIGER TELEMATICS, INC.
                                OTHER INFORMATION

Item 1.       Legal Proceedings:

In August 2005 the Company filed an action against Integra SP Holdings Limited and Integra SP Nominee Limited (collectively "Integra") seeking a declaratory judgment that the Company had properly terminated a stock purchase agreement between the Company and Integra. In November 2004 the Company entered into an agreement with Integra to acquire all of the outstanding share capital of Integra SP Holdings Limited for Company common stock with a market value of approximately $35 million based on $14.06 per share. The agreement, which was amended in January 2005, required the satisfaction of numerous conditions in order to close. Several of those conditions were not satisfied and on July 7, 2005, the Company notified Integra that it had elected to terminate the agreement. In connection with entering into the agreement the Company had also loaned Integra $1.5 million in 2005 under a debenture providing for loans by the Company of up to $1.9 million, secured by Integra's intellectual property rights. Termination of the stock purchase agreement entitles the Company to demand payment on the debenture with 60 days notice, which the Company did on July 7, 2005. The action was filed in Florida State Court and has been removed by Integra to the U.S. District Court, Middle District of Florida, Jacksonville Division. On October 13, 2005, Integra filed a motion for preliminary injunction seeking the return of certain property held by the Company as collateral for the debenture. On October 31, 2005, the Company filed a response to Integra's motion for preliminary injunction. A hearing on this motion was scheduled for November 10, 2005. On November 9, 2005 the parties agreed that the Company would retain possession of all collateral pending resolution of the action and Integra withdrew its motion for preliminary injunction.

On August 19, 2005, Ogilvy Group Sweden Limited ("Ogilvy") commenced an action against Gizmondo Europe Limited in the Stockholm District Court to collect approximately $4.1 million plus interest allegedly owed to Ogilvy for marketing and advertising services provided to Gizmondo Europe during 2003 and 2004. Gizmondo Europe's relationship with Ogilvy was terminated on September 30, 2005. Pursuant to a Securities Lending Agreement, the Company issued 400,000 shares of its common stock to Ogilvy as collateral for Gizmondo Europe's obligations to Ogilvy. On October 3, 2005, Ogilvy filed an action against the Company and Gizmondo Europe in the U. S. District Court, Southern District of New York, to recover the amounts described above based on alleged defaults under the Securities Lending Agreement.

On August 29, 2005, an affiliate of Ogilvy, Ogilvy Public Relations Worldwide, Inc. ("Ogilvy PR"), commenced an arbitration proceeding in New York City against Gizmondo Europe and the Company to collect approximately $305 thousand plus interest allegedly owed to Ogilvy PR for public relations services under an agreement dated September 30, 2004. The agreement was terminated in December 2004. On September 20, 2005, the Company and Ogilvy PR settled this dispute for $25 thousand in cash and entry of a judgment in the amount of $131 thousand.

Early in the third quarter of 2005, HandHeld Games, Inc. filed suit against the Company for damages and costs in excess of $200 thousand as a result of a dispute between the Company and HandHeld Games over a game development contract for the game "Chicane". HandHeld Games subsequently advised the Company that its claim exceeds $900 thousand. The suit is in the discovery stages, but the Company believes it has meritorious defenses and does not expect the outcome of the matter to have a material effect on the financial condition of the Company.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds:

Previously reported on form 8K

Item 3.       Defaults Upon Senior Securities:

Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders:

Not Applicable

Item 5.       Other Information:

As reported in the Company's Form 8-K filed on October 20, 2005, Mr. Carl Freer resigned as Chairman of the Board and as a Director of the Company, as Managing Director of Gizmondo Europe, Ltd. and as an officer and employee of all other subsidiaries of the Company. Further, Mr. Stefan Eriksson resigned as an officer and employee of Gizmondo Europe, Ltd. and as an officer and employee of all other subsidiaries of the Company. Effective October 20, 2005 Mr. Peter Uf resigned as a director of Gizmondo Europe, Ltd. and as an officer and director of all other subsidiaries of the Company. Messrs. Freer, Eriksson and Uf are no longer affiliated with the Company or its subsidiaries, other than as shareholders of the Company.

Since their resignations, Messrs. Freer, Eriksson and Uf have been the subject of several articles published in Sweden reporting alleged questionable activities and association with a Swedish crime family and, in the case of Messrs. Eriksson and Uf, prior convictions for fraud and other economic crimes. Mr. Freer has advised the Company that the allegations and implications of illegal activities or improprieties attributed to him are not true and that he intends to file suit against the newspapers. Prior to these reports, the Company had no prior knowledge of the past history described in these reports. The Company conducts background checks of all of its senior executives. The background checks did not reveal these convictions or other illegal activities.

As stated in the Company's recent 10-K and in the related party note of this Form 10-Q, all transactions involving Messrs. Freer or Eriksson since January 1, 2004 are subject to review by a committee of independent directors. That committee is currently conducting an active review of the matters. Should any transactions be deemed inappropriate or unfair to the Company by this committee, they will be fully investigated and remedial action taken accordingly.

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

November 30, 2005